Form 10QSB
period 2001-09-30
CLOVER LEAF FINANCIAL CORP
filed 2001-12-18
CIK 1144514

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                         Commission File Number 0-33413

                           CLOVER LEAF FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


               Delaware                               Applied For
---------------------------------        ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
  incorporation or organization)

       200 East Park Street, Edwardsville, Illinois                  62025
       --------------------------------------------                ----------
          (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (618) 656-6122

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    (1)   X   Yes         No
                                    (2)       Yes     X   No


        As of September 30, 2001, there were no shares of the Registrant's common stock, par value $0.10 per share, outstanding.

Part I.

FINANCIAL INFORMATION

        Clover Leaf Financial Corp. (the "Holding Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the bank holding company of Clover Leaf Bank, SB (the "Bank") in connection with the Bank's conversion from an Illinois-chartered mutual savings bank to an Illinois-chartered stock savings bank, pursuant to its Plan of Conversion (the "Conversion"). The Plan of Conversion is being submitted for a vote of the Bank's members at a special meeting to be held on December 18, 2001. The consummation of the conversion is subject to, among other things, the sale of the minimum number of shares offered and compliance with the conversion approval letters of the Illinois Office of Banks and Real Estate and the Federal Deposit Insurance Corporation.

               At September 30, 2001, the Holding Company had no assets or liabilities and had not conducted any material operations.

Part II.

OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CLOVER LEAF FINANCIAL CORP.



Date:   December 18, 2001           By:  /s/ Dennis M. Terry
                                        ----------------------------------------
                                         Dennis M. Terry
                                        (President and Chief Executive Officer)