Form 10KSB
period 2001-12-31
CLOVER LEAF FINANCIAL CORP
filed 2002-03-29
CIK 1144514

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


   [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the transaction period from to


                         Commission File Number: 0-33413

                           CLOVER LEAF FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                             37-1416016
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


200 EAST PARK STREET, EDWARDSVILLE, ILLINOIS                         62025
--------------------------------------------                         -----
   (Address of Principal Executive Office)                         (Zip Code)

                                 (618) 656-6122
               (Registrant's Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:           NONE
                                                                      ----

Securities Registered Pursuant to Section 12(g) of the Act:  COMMON STOCK, PAR VALUE $0.10 PER SHARE
                                                             ---------------------------------------
                                                                         (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES       X      NO             .
    ------------    ------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

         The registrant's revenues for the fiscal year ended December 31, 2001 were $6.0 million.

         As of February 28, 2002, there were issued and outstanding 661,250 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of February 28, 2002 was $7.1 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.       Portions of the 2001 Annual Report to Stockholders (Parts II and IV)

2.       Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III)

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

CLOVER LEAF FINANCIAL CORP.

         Clover Leaf Financial Corp. was organized at the direction of the Board of Directors of Clover Leaf Bank, SB for the purpose of acting as the stock holding company of Clover Leaf Bank. Clover Leaf Financial's assets consist primarily of the outstanding capital stock of Clover Leaf Bank and cash and investments of $2.5 million, representing a portion of the net proceeds from Clover Leaf Financial's stock offering completed December 27, 2001. At December 31, 2001, 661,250 shares of Clover Leaf Financial's common stock, par value $0.10 per share, were held by the public. Clover Leaf Financial's principal business is overseeing and directing the business of Clover Leaf Bank and investing the net stock offering proceeds retained by it. At December 31, 2001, Clover Leaf Financial had total consolidated assets of $96.1 million, total deposits of $80.9 million and shareholders' equity of $12.5 million.

         Clover Leaf Financial's office is located at 200 East Park Street, Edwardsville, Illinois 62025. Its telephone number is (618) 656-6122.

CLOVER LEAF BANK, SB

         Founded in 1889, Clover Leaf Bank is a customer-oriented, Illinois chartered savings bank, which operates from its main office in Edwardsville, Illinois, and one branch office. Clover Leaf Bank's deposits are insured by the Savings Association Insurance Fund, as administered by the Federal Deposit Insurance Corporation, up to the maximum amount permitted by law.

         Clover Leaf Bank's executive office is located at 200 East Park Street, Edwardsville, Illinois 62025. Its telephone number is (618) 656-6122.

MARKET AREA

         Clover Leaf Bank's lending and deposit-gathering area is concentrated in the neighborhoods surrounding its two offices in Edwardsville, Illinois, which is located in Madison County. The population of Madison County grew 3.9% from 1990 to 2000, compared to an 8.6% increase in the population of the State of Illinois during the same period. During this same period, however, our local market area, consisting of Edwardsville and surrounding towns, has experienced a significant increase in housing starts. The economy in Clover Leaf Bank's market area is not dependent on any single employer or type of business. While Madison County's economy is primarily industrial, Edwardsville, as the county seat, has a primarily service-oriented economy. The three largest employers in Madison County, all of which are headquartered in Edwardsville, are Southern Illinois University at Edwardsville, the Madison County Government and Edwardsville Community Schools.

COMPETITION

         We face significant competition in both originating loans and attracting deposits. Madison County has a significant number of financial institutions, many of which are significantly larger and have greater financial resources than Clover Leaf Bank, and all of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking companies, credit unions and insurance companies. Our most direct competition for deposits historically has come from commercial banks and credit unions. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies. Management believes that the Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, will increase competition in our market area.

LENDING ACTIVITIES

         GENERAL. Our loan portfolio consists primarily of one- to four-family residential real estate loans. The vast majority of these loans have fixed rates of interest. In addition to one- to four-family residential real estate loans, our loan portfolio consists of commercial and consumer loans, and, to a lesser extent, construction and overdraft loans. At December 31, 2001, our total loans were $63.1 million, of which $33.8 million, or 53.5%, were secured by one- to four-family residential real estate, $14.0 million, or 22.1%, were secured by commercial real estate, $6.4 million, or 10.2%, were consumer loans, $7.7 million, or 12.3%, were commercial business loans, and $1.2 million, or 1.9%, were construction loans.

         In an effort to increase our interest income and to reduce the risk to our net income from changes in market interest rates, we have emphasized the origination of commercial real estate and commercial business loans. Compared to our residential mortgage loans, commercial real estate and commercial business loans generally have higher interest rates and are more sensitive to changes in market interest rates because they have adjustable interest rates and shorter terms to maturity. In addition, in order to improve our asset quality and reduce our delinquencies, we have discontinued our indirect automobile lending.

         LOAN PORTFOLIO COMPOSITION. The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and allowances for losses) as of the dates indicated.

                                                       AT DECEMBER 31,
                                         ----------------------------------------------------
                                                    2001                      2000
                                         -------------------------  -------------------------
                                           AMOUNT        PERCENT      AMOUNT        PERCENT
                                         ----------    -----------  ----------    -----------
                                                        (DOLLARS IN THOUSANDS)
Real Estate Loans:
-----------------
One- to four-family..................    $  33,773         53.53%   $  38,113        66.27%
Commercial...........................       13,971         22.14        5,350         9.30
Construction and land................        1,193          1.89          749         1.30
                                         ---------     ---------    ---------     --------
     Total real estate loans.........       48,937         77.56       44,212        76.87
                                         ---------     ---------    ---------     --------

Other Loans:
-----------
 Consumer:
  Deposit account.....................          80          0.13          326         0.57
  Automobile..........................       3,136          4.97        5,750        10.00
  Home equity.........................       1,639          2.60        1,282         2.23
  Other...............................       1,572          2.49        2,026         3.52
                                         ---------     ---------    ---------     --------
     Total consumer loans.............       6,427         10.19        9,384        16.32
                                         ---------     ---------    ---------     --------
 Commercial business..................       7,732         12.25        3,914         6.81
                                         ---------     ---------    ---------     --------
        Total gross loans.............      63,096        100.00       57,510       100.00%
                                                       =========                  ========

Less:
----
 Deferred fees and discounts..........          15                         26
 Allowance for losses.................         646                        625
                                         ---------                  ---------
 Total loans receivable, net..........   $  62,435                  $  56,859
                                         =========                  =========

         The following table illustrates the interest rate sensitivity of our loan portfolio at December 31, 2001. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the full principal amount of the mortgage is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                   DUE AFTER ONE YEAR
                                       DUE IN ONE YEAR OR LESS     THROUGH FIVE YEARS    DUE AFTER FIVE YEARS          TOTAL
                                       -----------------------   ----------------------  --------------------  --------------------
                                                    WEIGHTED                 WEIGHTED               WEIGHTED              WEIGHTED
                                                    AVERAGE                   AVERAGE                AVERAGE               AVERAGE
                                        AMOUNT        RATE        AMOUNT       RATE       AMOUNT      RATE      AMOUNT      RATE
                                       --------    -----------   --------   -----------  --------   ---------  --------  ----------
                                                                            (DOLLARS IN THOUSANDS)
Real Estate loans:
   One- to four-family.................$  2,934       7.05%      $ 13,055        7.20%   $ 17,784      7.02%   $ 33,773      7.05%
   Commercial..........................   3,672       5.96          9,843        6.96         456      7.95      13,971      6.73
   Construction and land...............   1,193       7.12             --          --          --        --       1,193      7.12

Commercial business loans..............   1,865       6.07          5,328        6.64         539      6.29       7,732      6.48

Consumer loans.........................   3,923       8.05          2,225        9.21         279     10.09       6,427      8.54
                                       --------                  --------                --------              --------

Gross loans............................$ 13,587       6.82%      $ 30,451        7.13%   $ 19,058      7.16%   $ 63,096      7.06%
                                       ========                  ========                ========              ========

         The total amount of loans due after December 31, 2002 which have predetermined interest rates is $49.0 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $500,000.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. Historically, we have emphasized the origination of one- to four-family loans secured by residential real estate. As of December 31, 2001, these loans totaled $33.8 million, or 53.5% of our total loan portfolio. Virtually all of our residential real estate loans have fixed rates of interest. Currently, we do not offer adjustable interest rates on our one- to four-family mortgage loans primarily because our customers prefer fixed-rate mortgage loans in the relatively low interest rate environment that currently exists. We generally retain most of the loans that we originate, although in the past we have sold loans on a servicing-retained basis. We intend to sell a greater percentage of our residential real estate loan originations on a servicing-retained basis. At December 31, 2001, we were servicing $5.9 million in loans for others.

         We currently offer one- to four-family residential mortgage loans with terms of 5, 15 and 30 years. Our five-year loans provide for principal and interest amortization of up to 30 years with a balloon payment at the end of the five-year term. All of our 15- and 30-year loans amortize over the term of the loan.

         For one- to four-family residential real estate loans, we may lend up to 80% of the property's appraised value, or up to 90% of the property's appraised value if the borrower obtains private mortgage insurance. We require title insurance on all of our one- to four-family mortgage loans, and we also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount equal to at least the lesser of the loan balance or the replacement cost of the improvements on the property. We require a property appraisal for all mortgage loans that are underwritten to comply with secondary market standards. Appraisals are conducted by our on-staff appraisers as well as independent appraisers from a list approved by our board of directors. Our residential real estate loans include "due-on-sale" clauses.

         COMMERCIAL REAL ESTATE LOANS. We have increased our emphasis on commercial real estate lending in recent years. Loans secured by commercial real estate totaled $14.0 million, or 22.1% of our total loan portfolio as of December 31, 2001. Our commercial real estate loans are secured predominately by office buildings, and to a lesser extent warehouse properties and more specialized properties such as churches. We originate commercial real estate loans with a maximum term of three years. We offer both adjustable and fixed rates of interest on commercial real estate loans, with the interest rate for adjustable rate loans tied to the prime interest rate. Our largest commercial real estate loan at December 31, 2001 had a principal balance of $1.1 million and was collateralized by a law office building. This loan is performing in accordance with its terms.

         Commercial real estate loans generally have higher interest rates than the interest rates on residential mortgage loans, and are more sensitive to changes in market interest rates because they often have adjustable interest rates and shorter terms. Commercial real estate loans have significant additional risk compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the repayment of commercial real estate loans typically depends on the successful operation of the related real estate project, and thus may be subject to a greater extent than residential mortgage loans to adverse conditions in the real estate market or in the economy generally.

         In our underwriting of commercial real estate loans, we may lend up to 80% of the property's appraised value in the case of loans secured by apartments, and up to 75% of the property's appraised value on loans secured by other commercial properties. We require independent appraisals for all commercial real estate loans in excess of $250,000. For loans that do not exceed this amount, we require that an officer prepare a memorandum of value detailing comparable values based upon tax bills, prior appraisals, and income information on revenue-producing property. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. Creditworthiness is determined by considering the character, experience, management and financial strength of the borrower, and the ability of the property to generate adequate funds to cover both operating expenses and debt service. In evaluating whether to make a commercial real estate loan, we place primary emphasis on the ratio of net cash flow to debt service on the property, and we generally require a ratio of cash flow to debt service of at least 120%, computed after deduction for a vacancy factor and property expenses we deem appropriate.

         We require title insurance on all of our commercial real estate loans, and we also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained. In addition, we generally require that the borrower personally guarantee the repayment of the loan.

         CONSTRUCTION AND LAND LOANS. We originate two types of residential construction loans: (i) construction/speculative loans, and (ii) construction/permanent loans. As of December 31, 2001, construction and land loans totaled $1.2 million, or 1.9% of our total loan portfolio.

         Construction/speculative loans are made to area homebuilders who do not have, at the time the loan is originated, a signed contract with a homebuyer who has a commitment for permanent financing with either Clover Leaf Bank or another lender. The homebuyer may enter into a purchase contract either during or after the construction period. These loans have the risk that the builder will have to make interest and principal payments on the loan and finance real estate taxes and other holding costs of the completed home for a significant time after the completion of construction. Funds are disbursed in phases as construction is completed. All construction/speculative loans require that the builder-borrower personally guarantee the full repayment of the principal and interest on the loan. These loans are generally originated for a term of twelve months, with interest rates that are tied to the prime lending rate, and with a loan-to-value ratio of no more than 75% of the lower of cost or the estimated value of the completed property. Generally, we limit our construction/speculative loans to one property per borrower at any given time, and the largest number of construction/speculative loans we have originated to a single borrower at any given time was for three properties. At December 31, 2001, the largest outstanding concentration of credit to one builder consisted of one construction/speculative loan with an aggregate balance of $299,000, which was performing in accordance with its terms.

         Construction/permanent loans are made to either a homebuilder or a homeowner who, at the time of construction, has a signed contract together with a commitment for permanent financing from Clover Leaf Bank for the finished home. The construction phase of a loan generally lasts up to 6 months, and the interest rate charged generally corresponds to the rate of the committed permanent loan, with loan-to-value ratios of up to 80% (or up to 90% if the borrower obtains private mortgage insurance) of the appraised estimated value of the completed property or cost, whichever is less. Following the initial 6-month period, construction/permanent loans convert to permanent loans, regardless of whether the construction phase has been completed. At December 31, 2001 the largest single outstanding construction loan of this type had an outstanding balance of $285,000 and was performing in accordance with its terms.

         Construction lending generally involves a greater degree of risk than other one- to four-family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the home construction. Construction delays or the financial impairment of the builder may further impair the borrower's ability to repay the loan.

         Our procedures for underwriting construction/speculative loans include an assessment of the borrower's credit history and the borrower's ability to meet other existing debt obligations, as well as payment of principal and interest on the proposed loan. We use the same underwriting standards and procedures for construction/permanent lending as we do for one- to four-family residential real estate lending.

         We also originate land development loans to area homebuilders that are secured by individual unimproved or improved residential building lots. Land loans are generally offered with variable prime-based interest rates with terms of up to two years. The maximum loan-to-value ratio is 65% of the lower of cost or appraised value of the property.

         CONSUMER LOANS. Our consumer loans consist primarily of automobile loans, and to a lesser extent, home equity lines of credit and overdraft loans, loans secured by deposits and securities, and unsecured personal loans. As of December 31, 2001, consumer loans totaled $6.4 million, or 10.2% of our total loan portfolio.

         Automobile loans are generally offered with maturities of up to 60 months for new automobiles, while loans secured by used automobiles will have maximum terms that vary depending on the age of the automobile. We require all borrowers to maintain collision insurance on automobiles securing loans in excess of $1,000, with Clover Leaf Bank listed as loss payee. In those instances where the borrower fails to maintain adequate insurance coverage, we are further protected against loss by vendors single interest insurance coverage.

         Our indirect automobile loans have experienced relatively higher delinquency and loss rates, and we discontinued this type of automobile lending in July 2000. Our automobile loan portfolio totaled $3.2 million, or 5.0% of total loans at December 31, 2001, compared to $5.8 million, or 10.0% of total loans, at December 31, 2000.

         Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residential properties. We are attempting to increase our originations of home equity loans through targeted marketing. We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 85% (including senior liens on the subject property). We currently offer these loans for terms of up to 10 years, and with adjustable rates that are tied to the prime lending rate.

         We offer overdraft loans by providing unsecured lines of credit to qualifying checking accountholders. The line of credit must be pre-approved by Clover Leaf Bank's loan department. Overdraft loans totaled $428,000, or 0.7% of our total loan portfolio as of December 31, 2001.

         Consumer loans generally entail greater credit risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining value often does not warrant further substantial collection efforts against the borrower. Further, consumer loan collections depend on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

         Our procedures for underwriting consumer loans include an assessment of the borrower's credit history and ability to meet other existing debt obligations, as well as payments of principal and interest on the proposed loans. The stability of the borrower's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although the borrower's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount. We require independent appraisals for all consumer loans in excess of $50,000. For loans that do not exceed this amount, we require that an officer prepare a memorandum of value detailing comparable values based upon tax bills or other available information.

         COMMERCIAL BUSINESS LOANS. We currently offer commercial business loans to existing customers in our market area, some of which are secured in part by additional real estate collateral. We make various types of secured and unsecured commercial business loans for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans are generally for less than three years. Equipment loans usually involve a one-time disbursement of funds, with repayment over the term of the loan, while operating lines of credit involve multiple disbursements and revolving notes that can be renewed annually. The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate. At December 31, 2001, we had 79 commercial business loans outstanding with an aggregate balance of $7.7 million, or 12.3%, of the total loan portfolio. As of December 31, 2001, our largest commercial business loan consisted of our participation interest in a $1.4 million loan to a concrete plant, which is secured by equipment, inventory, accounts receivable and a mortgage on the commercial property.

         In recent years, we have increased our emphasis on commercial business lending. These loans tend to have higher rates of interest than residential mortgage loans, and are more sensitive to changes in market interest rates because they often have adjustable interest rates and shorter terms. In addition, commercial business lending gives us greater access to commercial borrowers that may open transactional checking accounts with Clover Leaf Bank.

         Commercial credit decisions are based upon a complete credit review of the borrower. A determination is made as to the borrower's ability to repay in accordance with the proposed terms as well as an overall assessment of the credit risks involved. Personal guarantees of borrowers are generally required. In evaluating a commercial real estate loan, we place primary emphasis on the ratio of net cash flow to debt service for the property, generally requiring a ratio of at least 120%. Credit agency reports of the borrower's credit history as well as bank checks and trade investigations supplement the analysis of the borrower's creditworthiness. Collateral supporting a secured transaction is also analyzed to determine its marketability and liquidity. Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment generally depends on the successful operation of the borrower's business.

         LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. Although we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by competing lenders in our market area. This includes banks, savings institutions, credit unions, mortgage banking companies, and life insurance companies. Loan originations are derived from a number of sources, including existing or prior customers and walk-in customers.

         Loan originations are adversely affected by rising interest rates, which typically result in decreased loan demand. Accordingly, the volume of our loan originations and the interest rates we can charge on loans vary from period to period. One- to four-family residential mortgage loans are generally underwritten to conform to Fannie Mae and Freddie Mac seller/servicer guidelines, and are currently originated on a fixed interest rate basis only. We generally retain the loans that we originate. When we do sell mortgage loans, we generally retain the servicing rights, which means that we will continue to collect payments on the loans and supervise foreclosure proceedings, if necessary. We retain a portion of the interest paid by the borrower on the loans, generally 25 basis points, as consideration for our services. We currently service $5.9 million of loans for others, and we intend to sell a portion of our one- to four-family residential mortgage loans in the future in an effort to reduce our interest rate risk.

         The following table summarizes our loan origination and repayment activities for the periods indicated. We did not purchase any loans during the periods indicated.

                                                                         YEARS ENDED DECEMBER,
                                                                     ----------------------------
                                                                          2001           2000
                                                                     -------------   ------------
                                                                            (IN THOUSANDS)
       Loans receivable, net, at beginning of period.                $     56,859    $     55,494

       Originations by type:
         Real estate
           One- to four-family...................................          13,358           4,063
           Commercial............................................          11,836           3,023
           Construction and land.................................              --              --
        Non-real estate
           Consumer..............................................           1,845           3,148
           Commercial business...................................           2,952           2,697
                                                                     ------------    ------------
                Total loans originated...........................          29,991          12,931
                                                                     ------------    ------------

       Sales and Repayments......................................
         Sales:
           Real estate
              One- to four-family................................           3,091           2,132
              Commercial.........................................              --              --
              Construction and land..............................              --              --
           Non-real estate
             Consumer............................................              --              --
             Commercial business.................................                              --
                                                                     ------------    ------------
                Total loans sold.................................           3,091           2,132
         Principal repayments....................................          21,432           9,266
                                                                     ------------    ------------
                Total reductions.................................          24,523          11,398
       Increase (decrease) in other items, net...................             108            (168)
                                                                     ------------    ------------
                Net increase.....................................           5,576           1,365
                                                                     ------------    ------------

       Loans receivable, net, at end of period...................    $     62,435    $     56,859
                                                                     ============    ============

         LOAN APPROVAL PROCEDURES AND AUTHORITY. Our lending activities are subject to written underwriting standards and loan origination procedures adopted by management and the Board of Directors. For single family, owner-occupied real estate loans, the President of Clover Leaf Bank is authorized to approve loans up to $250,000, while the Senior Vice President is authorized to approve loans up to $200,000. For secured commercial real estate loans and construction and land loans, the President and Senior Vice President are authorized to approve loans up to $150,000 and $75,000, respectively; for secured consumer loans, these officers may approve loans up to $50,000; and for overdrafts and unsecured credits, these officers may approve loans up to $25,000 and $15,000, respectively. When acting together, these officers may approve new loans in amounts up to 150% of their combined lending limits, and may approve renewals of commercial business and commercial real estate loans in amounts up to 200% of their combined lending limits where there has been no deterioration in either the payment pattern or financial strength of the borrower. However, the entire Board of Directors must approve all loans in excess of $625,000. In addition, the Board of Directors generally ratifies all pre-authorized loan approvals.

ASSET QUALITY

         DELINQUENT LOANS. The following table sets forth Clover Leaf Bank's loan delinquencies by type, amount and percentage at December 31, 2001.

                                                  LOANS DELINQUENT FOR:
                           -------------------------------------------------------------------  --------------------------------
                                      60-89 DAYS                      90 DAYS AND OVER               TOTAL DELINQUENT LOANS
                           --------------------------------   --------------------------------  --------------------------------
                                                  PERCENT                            PERCENT                           PERCENT
                                                  OF LOAN                            OF LOAN                           OF LOAN
                            NUMBER     AMOUNT     CATEGORY     NUMBER     AMOUNT     CATEGORY    NUMBER     AMOUNT     CATEGORY
                           --------   --------   ----------   --------   --------   ----------  --------   --------   ----------
                                                                  (DOLLARS IN THOUSANDS)
  Real Estate:
    One- to four-family..       10        516          1.5%         6        384          1.1%       16        900          2.7%
  Consumer...............       15        106          1.7         17        164          2.6        32        270          4.2
  Commercial business....       --         --           --          4      1,006         13.0         4      1,006         13.0
                           -------    -------    ---------    -------    -------    ---------   -------    -------    ---------
       Total.............       25        622          1.0%        27      1,554          2.5%       52      2,176          3.4%
                           =======    =======    =========    =======    =======    =========   =======    =======    =========

         LOAN DELINQUENCIES AND COLLECTION PROCEDURES. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to correct the delinquency and restore the loan to a current status. We will send a borrower a reminder notice 15 days after an account becomes delinquent, and our employees are authorized to use their discretion whether direct telephone contact is required at that time. If the borrower does not remit the entire payment due by the end of the month, we try to make direct contact with the borrower to arrange a payment plan. If a satisfactory payment plan is not established within 50 days of a delinquency, we will send a demand letter to the borrower. If a satisfactory payment plan has not been arranged within 60 days following a delinquency, we may instruct our attorneys to institute foreclosure proceedings depending on the loan-to-value ratio or our relationship with the borrower. Foreclosed property is held as other real estate owned.

         Our policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate and our actions and plans to cure the delinquent status of the loans and to dispose of any real estate acquired through foreclosure.

         NON-PERFORMING LOANS. All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, there is reasonable probability of loss of principal or the collection of additional interest is deemed insufficient to warrant further accrual. Generally, we place all loans 90 days or more past due on non-accrual status. In addition, we place any loan on non-accrual status if any part of it is classified as loss or if any part has been charged-off. When a loan is placed on non-accrual status, total interest accrued and unpaid to date is reversed. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Loans are charged-off no later than 120 days following their delinquency, unless the loans are well-collateralized or in the process of collection.

         As of December 31, 2001, our total non-accrual loans amounted to $1.4 million compared to $102,000 at December 31, 2000. The increase in non-accrual loans resulted from increases in non-accruing loans in all categories of loans, as we adopted and implemented a new loan policy and loan review policy during the fourth quarter of 2000. The majority of the balance of our non-accrual loans at December 31, 2001 consisted of a commercial business loan and a commercial real estate line of credit, totaling $762,000, to a cabinet manufacturing company that was subsequently destroyed due to fire. The borrower had complete insurance coverage and had named Clover Leaf Bank as loss payee/mortgage. We do not believe we will experience a loss on this loan. An additional $183,000 of our non-accruing loans consisted of a construction loan to a builder who has filed for bankruptcy. We do not believe we will experience a material loss as a result of this loan, and we believe that we have provided for any such loss we will experience as a result of this loan

         The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. For all years presented, we had no troubled debt restructurings (which involve forgiving a portion of interest or principal on loans or making loans at materially less than market interest rates), and no foreclosed assets.

                                                                                        YEARS
                                                                                  ENDED DECEMBER 31,
                                                                            ---------------------------
                                                                                2001            2000
                                                                            -----------     -----------
                                                                                (DOLLARS IN THOUSANDS)
         Non-accruing loans:
           One- to four-family..............................................$       390     $        24
           Construction.....................................................        483              --
           Commercial business..............................................        462              --
           Consumer.........................................................        104              78
                                                                            -----------     -----------
              Total.........................................................      1,439             102
                                                                            -----------     -----------

         Accruing loans delinquent more than 90 days:
           One- to four-family..............................................         16              --
           Commercial business..............................................         28              --
           Consumer.........................................................         71              41
                                                                            -----------     -----------
              Total.........................................................        115              41
                                                                            -----------     -----------

         Total non-performing assets........................................$     1,554     $       143
                                                                            ===========     ===========
         Total non-performing assets as a percentage of total assets........       1.62%           0.17%
                                                                            ===========     ===========
         Allowance for loan losses as a percentage of non-performing
           loans............................................................      41.57%         437.06%
                                                                            ===========     ===========
         Allowance for loan losses as a percentage of gross loans
           receivable.......................................................       1.02%           1.09%
                                                                            ===========     ===========

         For the year ended December 31, 2001, $87,000 of gross interest income would have been recorded had our non-accruing loans been current in accordance with their original terms.

         TROUBLED DEBT RESTRUCTURINGS. A troubled debt restructuring occurs when we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower, either as a deferment or reduction of interest or principal on the loan, that we would not otherwise consider. We had no troubled debt restructurings as of December 31, 2001.

         REAL ESTATE OWNED. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. We held no property that was classified as real estate owned as of December 31, 2001.

         CLASSIFICATION OF ASSETS. Our policies, consistent with regulatory guidelines, require that we classify loans and other assets, such as securities, that are considered to be of lesser quality, as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectable and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management.

         When we classify assets as either substandard or doubtful, we allocate for analytical purposes a portion of our general valuation allowances or loss reserves to these assets as deemed prudent by management. General allowances represent loss allowances that have been established to recognize the probable risk associated with lending activities, but which have not been allocated to particular problem assets. When we classify problem assets as loss, we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off the amount of the assets. Our determination as to the classification of assets and the amount of valuation allowances is subject to review by regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulatory guidelines and generally accepted accounting principles.

         On the basis of management's review of our assets, at December 31, 2001, we had classified a total of $3.5 million of our loans and other assets as follows:

                                                 AT OR FOR THE YEAR
                                                       ENDED
                                                 DECEMBER 31, 2001
                                                -------------------
                                                  (IN THOUSANDS)

           Special Mention................      $            1,144
           Substandard....................                   2,144
           Doubtful assets................                     183
           Loss assets....................                      --
                                                ------------------
                Total.....................      $            3,471
                                                ==================
           General loss allowance.........      $              646
           Specific loss allowance........                      --
           Charge-offs....................                      88

         ALLOWANCE FOR LOAN LOSSES. The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

                                                                             YEARS ENDED DECEMBER 31,
                                                                            -------------------------
                                                                                2001          2000
                                                                            ------------  -----------
                                                                             (DOLLARS IN THOUSANDS)
         Balance at beginning of period..............................       $      625     $     455

         Charge-offs:
           One- to four-family.......................................               --            --
           Commercial business.......................................               (4)          (75)
           Consumer..................................................             (127)         (198)
                                                                            ----------     ---------
                                                                                  (131)         (273)
                                                                            ----------     ---------
         Recoveries:
           One- to four-family.......................................               --            --
           Consumer..................................................               64            15
                                                                            ----------     ---------
                                                                                    64            15
                                                                            ----------     ---------

         Net charge-offs.............................................              (67)         (258)
         Additions charged to operations.............................               88           428
                                                                            ----------     ---------
         Balance at end of period....................................       $      646     $     625
                                                                            ==========     =========
         Ratio of net charge-offs during the period to
           average loans outstanding during the period...............             0.11%         0.45%
                                                                            ==========     =========
         Ratio of net charge-offs during the period to
          average non-performing assets..............................             4.31%       180.42%
                                                                            ==========     =========

         The allowance for loan losses is a valuation account that reflects our evaluation of the credit losses inherent in our loan portfolio. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely.

         Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. We consider the following factors as part of this evaluation: our historical loan loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information and prevailing economic conditions. There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

         In addition, the Illinois Office of Banks and Real Estate and the Federal Deposit Insurance Corporation, as an integral part of their examination process, periodically review our loan portfolio and the related allowance for loan losses. The Illinois Office of Banks and Real Estate and the Federal Deposit Insurance Corporation may require us to increase the allowance for loan losses based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

         ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES. The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

                                                                    YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------
                                                          2001                                2000
                                           ------------------------------------  --------------------------------
                                                                    PERCENT                             PERCENT
                                                                    OF LOANS                            OF LOANS
                                                         LOAN       IN EACH                  LOAN       IN EACH
                                           AMOUNT OF    AMOUNTS     CATEGORY   AMOUNT OF    AMOUNTS     CATEGORY
                                           LOAN LOSS      BY        TO TOTAL   LOAN LOSS       BY       TO TOTAL
                                           ALLOWANCE   CATEGORY      LOANS     ALLOWANCE    CATEGORY     LOANS
                                           ---------   --------    ----------  ---------    --------   ----------
                                                                   (DOLLARS IN THOUSANDS)
       Real Estate Loans:
            One- to four-family.......     $     244   $ 33,773        53.53%  $     304    $ 38,113       66.27%
            Commercial................           212     13,971        22.14          --       5,350        9.30
            Construction and land.....            --      1,193         1.89          --         749        1.30
       Commercial business............            36      7,732        12.25          90       3,914        6.81
       Consumer.......................           154      6,427        10.19         231       9,384       16.32
                                           ---------   --------    ---------   ---------    --------   ---------
            Total.....................     $     646   $ 63,096       100.00%  $     625    $ 57,510      100.00%
                                           =========   ========    =========   =========    ========   =========

         Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the losses inherent in the loan portfolio, including management's periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, geographic concentrations of loans within Clover Leaf Bank's immediate market area, and both peer financial institution historic loan loss experience and allowance for loan loss levels. For a discussion of the increase in the allowance for loan losses during the year ended December 31, 2001, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Operating Results for the Years Ended December 31, 2001 and 2000--Provision for Loan Losses.

INVESTMENT ACTIVITIES

         Clover Leaf Bank is permitted under federal and state law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Chicago, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Within certain regulatory limits, Clover Leaf Bank may also invest a portion of its assets in commercial paper and corporate debt securities. We are also required to invest in Federal Home Loan Bank stock. See "Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity."

         Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities are included in earnings. Clover Leaf Bank does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Clover Leaf Bank has classified all of its securities as available for sale.

         All of our securities carry market risk insofar as increases in market interest rates may cause a decrease in their market value. Many also carry prepayment risk insofar as they may be called prior to maturity in times of low market interest rates, so that we may have to invest the funds at a lower interest rate. Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, settlement date and maturity of the security, our liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. We purchase securities to provide necessary liquidity for day-to-day operations, and when investable funds exceed loan demand.

         Generally, the investment policy of Clover Leaf Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

         Our investment policy does not permit engaging directly in hedging activities or purchasing high-risk mortgage derivative products.

         Our debt securities are mainly composed of securities issued by the U.S. Government and government agencies (primarily Federal Home Loan Bank, Fannie Mae and Freddie Mac), although from time to time we make other investments as permitted by applicable laws and regulations.

         The following table sets forth information relating to the amortized cost and fair value of our securities, all of which are classified as available for sale. For further information, see Notes 1 and 4 of the Notes to Consolidated Financial Statements.

                                                 DECEMBER 31,
                                 -------------------------------------------
                                         2001                   2000
                                 ---------------------  --------------------
                                  AMORTIZED     FAIR     AMORTIZED    FAIR
                                    COST        VALUE      COST       VALUE
                                 -----------   -------  -----------  -------
                                               (IN THOUSANDS)

Federal agencies...........      $     8,352   $ 8,532  $    12,376  $12,418
State and municipal........              862       874          946      949
Mortgage-backed securities.            4,311     4,365        1,548    1,522
Corporate..................              512       535          499      495
                                 -----------   -------  -----------  -------
     Total.................      $    14,037   $14,306  $    15,369  $15,384
                                 ===========   =======  ===========  =======

         The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our securities at December 31, 2001.

                                              DUE AFTER ONE YEAR   DUE AFTER FIVE YEARS
                    DUE IN ONE YEAR OR LESS   THROUGH FIVE YEARS    THROUGH TEN YEARS      DUE AFTER TEN YEARS        TOTAL
                    -----------------------  --------------------  ---------------------   --------------------  -------------------
                                  WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED             WEIGHTED
                     AMORTIZED    AVERAGE    AMORTIZED   AVERAGE    AMORTIZED   AVERAGE     AMORTIZED  AVERAGE   AMORTIZED  AVERAGE
                       COST        RATE        COST       RATE        COST       RATE         COST      RATE       COST        RATE
                    ----------- -----------  ---------- ---------  ----------- ---------   ----------- -------   ---------  --------
                                                                  (DOLLARS IN THOUSANDS)
U. S. Government
  agency securities  $     746       6.46%   $   4,153       6.38% $   3,453       5.94%   $      --        --%  $   8,352     6.20%
Obligations of
  states and
  political
  subdivisions..            20       4.85          841       4.94         --         --           --        --         862     4.93
Mortgage-backed
  securities....            --         --           --         --        696       8.50        3,615      4.65       4,311     5.27
Corporate.......            --         --          512       6.71         --         --           --        --         512     6.71
                     ---------  ---------    ---------  ---------  ---------   --------    ---------   -------   ---------  -------
  Total.........     $     766       6.42%   $   5,507       6.19% $   4,149       6.37%   $   3,615      4.65%  $  14,037     5.86%
                     =========  =========    =========  =========  =========   ========    =========   =======   =========  =======

SOURCES OF FUNDS

         GENERAL. Deposits have been our primary source of funds for lending and other investment purposes. In addition to deposits, we derive funds primarily from principal and interest payments on loans. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by market interest rates. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, and may be used on a longer-term basis for general business purposes.

         DEPOSITS. Residents of our primary market area are our main source of deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. We do not use brokers to obtain deposits. Our deposit products include demand and NOW, money market, savings, and term certificate accounts. In recent years, and in connection with our emphasis on the origination of commercial business loans, we have promoted money market accounts with adjustable interest rates. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by Clover Leaf Bank on a periodic basis. Management determines the rates and terms based on rates paid by our competitors, our needs for funds or liquidity, growth goals and federal and state regulations.

         DEPOSIT ACCOUNTS BY TYPE. The following table sets forth the dollar amount of our deposits in the various types of deposit programs as of the dates indicated.

                                                  YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------
                                               2001                      2000
                                       --------------------      --------------------
                                        AMOUNT     PERCENT        AMOUNT     PERCENT
                                       --------   ---------      --------   ---------
                                                  (DOLLARS IN THOUSANDS)
TRANSACTIONS AND SAVINGS DEPOSITS:

Demand accounts......................  $ 13,061      16.14%      $  5,414       7.12%
Savings accounts.....................     3,983       4.92          3,288       4.32
NOW accounts.........................     2,804       3.46          2,498       3.29
Money market accounts................    13,893      17.17          5,515       7.25
                                       --------   --------       --------   --------
  Total non-certificates.............    33,741      41.69         16,715      21.98
                                       --------   --------       --------   --------

CERTIFICATES OF DEPOSIT:

0.00 -  3.99%........................     8,177      10.10             18       0.02
4.00 -  5.99%........................    18,570      22.94         15,719      20.67
6.00 -  7.99%........................    14,993      18.53         38,358       5.45
8.00 -  9.99%........................        --         --              6       0.01
                                       --------   --------       --------   --------
  Total certificates of deposit......    41,740      51.57         54,101      71.15
                                       --------   --------       --------   --------

INDIVIDUAL RETIREMENT ACCOUNTS:

0.00 -  3.99%........................       674       0.83             --         --
4.00 -  5.99%........................     2,297       2.84          2,263       2.98
6.00 -  7.99%........................     2,481       3.07          2,957       3.89
                                       --------   --------       --------   --------
  Total individual retirement
  accounts...........................     5,452       6.74          5,220       6.87
                                       --------   --------       --------   --------

  Total time deposits................  $ 47,192      58.31       $ 59,321      78.02
                                       ========   ========       ========   ========
Total deposits.......................  $ 80,933     100.00%      $ 76,036     100.00%
                                       ========   ========       ========   ========

         TIME DEPOSIT RATES AND MATURITIES. The following table indicates interest rate and maturity information for our time deposits as of December 31, 2001.

                                                           MATURITY
                                   -----------------------------------------------------
                                                    OVER           OVER
          INTEREST RATE             ONE YEAR       1 TO 2         2 TO 3         OVER
                                    OR LESS         YEARS          YEARS        3 YEARS        TOTAL
---------------------------------  ----------    ----------    -----------    ----------    -----------
                                                               (IN THOUSANDS)

0-3.99%..........................  $    6,069    $    1,880    $        --    $       --    $     8,851
4-5.99%..........................      13,585         6,214          1,563           975         20,867
6-7.99%..........................      11,194         5,712             --            --         17,474
                                   ----------    ----------    -----------    ----------    -----------
Total time deposits..............  $   30,848    $   13,806    $     1,563    $      975    $    47,192
                                   ==========    ==========    ===========    ==========    ===========

         TIME DEPOSIT BALANCES AND MATURITIES. The following table indicates balance and maturity information for our time deposits as of December 31, 2001.

                                                             MATURITY
                                        -----------------------------------------------------
                                                         OVER           OVER
          INTEREST RATE                  3 MONTHS       3 TO 6         6 TO 12        OVER
                                         OR LESS        MONTHS          MONTHS      12 MONTHS        TOTAL
---------------------------------       ----------    ----------    -----------    -----------    -----------
                                                               (IN THOUSANDS)
Time deposits less than $100,000......  $     6,269   $    7,250    $    11,519    $    14,709    $    39,747
Time deposits of $100,000 or more.....        1,623        1,886          2,301          1,635          7,445
                                        -----------   ----------    -----------    -----------    -----------

Total time deposits...................  $     7,892   $    9,136    $    13,820    $    16,344    $    47,192
                                        ===========   ==========    ===========    ===========    ===========

         BORROWINGS. Clover Leaf Bank may obtain advances from the Federal Home Loan Bank of Chicago upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other deposit withdrawals and to permit increased lending.

         The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated. Other than Federal Home Loan Bank advances, we had no other borrowings during the periods indicated.

                                                    YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                       2001          2000
                                                  -------------  ------------
                                                        (IN THOUSANDS)
       Maximum Balance:
       ---------------
         FHLB advances........................    $      3,000   $      5,000

       Average Balance:
       ---------------
         FHLB advances........................    $      1,849   $      4,089


         The following table sets forth total borrowings and the weighted average interest rate paid on such borrowings at the dates indicated.

                                                    YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                       2001          2000
                                                  -------------  ------------
                                                     (DOLLARS IN THOUSANDS)

      FHLB advances..............................  $      1,500  $     3,000

      Weighted average interest rate of FHLB
      advances...................................          5.65%       6.15%

REGULATION

         The following summarizes certain laws and regulations that are considered material to Clover Leaf Financial and Clover Leaf Bank. However, this summary does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Any change in this regulation, whether by the Federal Deposit Insurance Corporation, the Illinois Office of Banks and Real Estate, the Board of Governors of the Federal Reserve System, the Illinois General Assembly or Congress, could have a material adverse impact on Clover Leaf Financial and Clover Leaf Bank.

CLOVER LEAF FINANCIAL

         HOLDING COMPANY ACQUISITIONS. Clover Leaf Financial is a bank holding company within the meaning of the Bank Holding Company Act and is registered with and regulated by the Federal Reserve Board. Federal law generally prohibits a company, without prior Federal Reserve approval, from acquiring the ownership or control of any bank. In accordance with Federal Reserve Board policy, Clover Leaf Financial is expected to act as a source of financial strength to Clover Leaf Bank and to commit resources to support Clover Leaf Bank in circumstances where Clover Leaf Financial might not do so absent such policy. Under the Bank Holding Company Act, Clover Leaf Financial is subject to periodic examination by the Federal Reserve Board and will be required to file periodic reports of its operations and such additional information as the Federal Reserve Board may require. Clover Leaf Financial also is subject to registration with, and regulation by, the Commissioner under the Illinois Savings Bank Act.

         BANK HOLDING COMPANY ACT ACTIVITIES AND OTHER LIMITATIONS. A bank holding company is a legal entity separate and distinct from its subsidiary bank. Normally, the major source of a holding company's revenue is dividends from its subsidiary bank. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary bank upon its liquidation or reorganization is subject to the prior claims of creditors of the subsidiary bank. The subsidiary bank is subject to claims by creditors for long-term and short-term debt obligations, including obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities.

         The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the Bank Holding Company Act, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development and property management, are not closely related to banking and a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

         A bank holding company that is registered as a "financial holding company" is also permitted to engage in activities that are financial in nature or incidental to such financial activities. Activities that are considered financial in nature include: securities underwriting, dealing and market making; insurance underwriting; and merchant banking.

         CAPITAL REQUIREMENTS. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for Clover Leaf Bank. Clover Leaf Financial's pro forma Tier 1 and total capital significantly exceed the Federal Reserve Board's capital adequacy requirements.

         RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between a savings bank and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and FDIC regulations. Affiliates of a savings bank include, among other entities, the savings bank's holding company and companies that are controlled by or under common control with the savings bank.

         In general, the extent to which a savings bank or its subsidiaries may engage in certain "covered transactions" with affiliates is limited to an amount equal to 10% of the institution's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings bank and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; the purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the bank's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

         ILLINOIS HOLDING COMPANY REGULATION. Clover Leaf Financial is registered as savings bank holding company with the Illinois Office of Banks and Real Estate. Under the Illinois Savings Bank Act and applicable regulations, an Illinois-registered savings bank holding company is required to obtain an annual audit of its financial statements, to file financial reports with the Illinois Office of Banks and Real Estate and to maintain complete corporate books and records. An Illinois savings bank holding company is subject to examination by the Illinois Office of Banks and Real Estate. An Illinois savings bank holding company may control more than 5% of the voting shares of another savings bank or savings bank holding company if the target savings bank or savings bank holding company is located in a state that permits the acquisition of an Illinois-chartered savings bank or an Illinois savings bank holding company. The Illinois Savings Bank Act provides that no person, acting directly or indirectly or through or in concert with one or more other persons, may acquire control of 10% or more of an Illinois savings bank holding company unless 60 days' prior written notice has been given to the Illinois Office of Banks and Real Estate.

         FEDERAL SECURITIES LAWS. Clover Leaf Financial's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934. Clover Leaf Financial is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act.

CLOVER LEAF BANK

         GENERAL. Clover Leaf Bank is an Illinois-chartered savings bank, the deposit accounts of which are insured by the Saving Association Insurance Fund of the FDIC. As an FDIC insured, Illinois-chartered savings bank, Clover Leaf Bank is subject to the examination, supervision, reporting and enforcement requirements of the Illinois Office of Banks and Real Estate, as the chartering authority for Illinois savings banks, and the FDIC, as administrator of the Savings Association Insurance Fund, and to the statutes and regulations administered by the Illinois Office of Banks and Real Estate and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. Clover Leaf Bank is required to file reports with the Illinois Office of Banks and Real Estate and the FDIC concerning its activities and financial condition, and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

         The Illinois Office of Banks and Real Estate and the FDIC have extensive enforcement authority over Illinois-chartered savings banks, such as Clover Leaf Bank. This enforcement authority includes, among other things, the ability to issue cease-and-desist or removal orders, to assess civil money penalties and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices.

         The Illinois Office of Banks and Real Estate has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the Illinois Office of Banks and Real Estate. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Illinois Office of Banks and Real Estate. The Illinois Office of Banks and Real Estate also assesses fees for examinations conducted by its staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2001, Clover Leaf Bank incurred approximately $25,000 in supervisory fees and expenses.

         SUPERVISORY AGREEMENT. Clover Leaf Bank entered into a Supervisory Agreement with the Illinois Office of Banks and Real Estate relating to the preparation and timely filing of its audited financial statements. Under Section 9014 of the Illinois Savings Bank Act, we are required to file audited financial statements with the Illinois Office of Banks and Real Estate within 90 days of the end of our fiscal year. We failed to prepare and file audited financial statements with the Illinois Office of Banks and Real Estate for the year ended December 31, 2000 in a timely manner. As part of the Supervisory Agreement, we agreed to file the required audited financial statements by May 31, 2001, and we further agreed that we would take certain actions in connection with the engagement of auditors and the audit of our financial statements for the year ending December 31, 2001. In accordance with the Supervisory Agreement, we filed the audited financial statements for the year ended December 31, 2000 with the Illinois Office of Banks and Real Estate. Management intends to comply with the remaining provisions of the Supervisory Agreement relating to the preparation of future audited financial statements.

         INSURANCE OF DEPOSIT ACCOUNTS. The Federal Deposit Insurance Corporation has adopted a risk-based system for assessing deposit insurance premiums. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of Clover Leaf Bank.

         CAPITAL REQUIREMENTS. The FDIC has capital adequacy regulations and policies regarding the capital adequacy of state-chartered banks that, like Clover Leaf Bank, are not members of the Federal Reserve System. The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with additional capital of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, are considered strong banking organizations, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stock, capital surplus, retained earnings, noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

         The FDIC also requires that savings banks meet a risk-based capital standard. Under the risk-based capital standard, total capital, which is defined as Tier I capital and supplementary (Tier 2 capital), must equal at least 8% of risk-weighted assets. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset.

         The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2001, Clover Leaf Bank met each of its capital requirements.

         A bank which has less than the minimum leverage capital requirement must, within 60 days from the date it fails to comply with this requirement, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank will achieve its minimum leverage capital requirement. A bank that fails to file such a plan with the FDIC is deemed to be operating in an unsafe and unsound manner and may be subject to a cease-and-desist order from the FDIC. FDIC regulations also provide that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier I leverage capital ratio and to take such other action as may be necessary to operate in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

         At December 31, 2001, Clover Leaf Bank exceeded all of its regulatory capital requirements, with leverage, Tier 1 risk-based and total risk-based capital ratios of 11.00%, 17.39% and 18.53%, respectively.

         Any savings bank that fails any of the capital requirements is subject to possible enforcement actions by the FDIC. These actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of Federal deposit insurance and the appointment of a conservator or receiver.

         Under the Illinois Savings Bank Act, a savings bank, such as Clover Leaf Bank, must maintain minimum capital of 3% of total assets. The Illinois Office of Banks and Real Estate may establish higher minimums based upon a savings bank's history, management or earnings prospects.

         At December 31, 2001, Clover Leaf Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

         Clover Leaf Bank would not be able to pay dividends on its capital stock if its capital were reduced below the remaining balance of the liquidation account established in connection with the conversion.

         SAFETY AND SOUNDNESS GUIDELINES. The FDIC and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The FDIC and the other agencies also have established guidelines regarding asset quality and earnings standards for insured institutions. Clover Leaf Bank believes that it is in compliance with these guidelines and standards.

         COMMUNITY REINVESTMENT ACT AND FAIR LENDING LAWS. Savings banks, such as Clover Leaf Bank, have a responsibility under the Community Reinvestment Act and related regulations of the FDIC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the FDIC, as well as the Department of Justice.

         FEDERAL HOME LOAN BANK SYSTEM. Clover Leaf Bank is a member of the Federal Home Loan Bank of Chicago, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At December 31, 2001, Clover Leaf Bank had $1.5 million of Federal Home Loan Bank advances. See the Notes to the Consolidated Financial Statements.

         As a member, Clover Leaf Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Chicago in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2001, Clover Leaf Bank had $3.1 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

         The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future. The average dividend yield on Clover Leaf Bank's Federal Home Loan Bank stock was 6.14% in 2001 and 7.09% in 2000.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of November 3, 1999, no reserves were required to be maintained on the first $5.0 million of transaction accounts, reserves of 3% were required to be maintained against the next $44.3 million of net transaction accounts, and a reserve of $1.3 million plus 10% against net transaction accounts above this amount. The above dollar amounts and percentages are subject to periodic adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets and constrain its ability to lend.

                                    TAXATION

FEDERAL TAXATION

         For federal income tax purposes, Clover Leaf Financial and Clover Leaf Bank file a consolidated federal income tax return on a calendar year basis using the accrual method of accounting.

         Deferred income taxes arise from the recognition of items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. Clover Leaf Financial accounts for deferred income taxes by the asset and liability method, applying the enacted statutory rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in the tax laws.

         Clover Leaf Financial is not currently subject to the alternative minimum tax. Clover Leaf Financial may be subject to the corporate alternative minimum tax in the future, to the extent it exceeds Clover Leaf Financial's regular income tax for the year if its annual gross receipts for a three-year consecutive period exceed $7 million. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds issued after August 7, 1986, and an "adjusted current earnings" computation which is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

         Clover Leaf Bank's income tax returns have not been audited by the Internal Revenue Service for the past five years.

STATE TAXATION

         ILLINOIS STATE TAXATION. Clover Leaf Financial is required to file Illinois income tax returns and pay tax at an effective tax rate of 7.18% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, the primary one of which is the exclusion of interest income on United States obligations.

         DELAWARE TAXATION. As a Delaware holding company not earning income in Delaware, Clover Leaf Financial is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.  PROPERTIES
-------------------

         At December 31, 2001, Clover Leaf Financial conducted its business from our main office at 200 East Park Street, Edwardsville, Illinois. The following table sets forth certain information with respect to the offices of Clover Leaf Bank at December 31, 2001.

                                                               ORIGINAL YEAR
                                       LEASED OR                  LEASED OR               DATE OF LEASE
LOCATION                                OWNED                     ACQUIRED                  EXPIRATION
--------                                -----                     --------          --------------------------

200 East Park Street                    Owned                      1976                       N/A
Edwardsville, Illinois 62025

2143 South State Route 157 Owned         1999                       N/A                       N/A
Edwardsville, Illinois 62025

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         Clover Leaf Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At December 31, 2001, Clover Leaf Bank was not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCK HOLDER MATTERS
---------------------------------------------------------------------------

         The section entitled "Market for Common Stock" section of Clover Leaf Financial's Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         The section entitled "Selected Consolidated Financial Information and Other Data" of Clover Leaf Financial's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Clover Leaf Financial's Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The financial statements of Clover Leaf Financial's Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The "Proposal I--Election of Directors" section of the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The "Transactions with Certain Related Persons" section of the Company's 2002 Proxy Statement is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

         (a)(1)  FINANCIAL STATEMENTS

         The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

                  (A)      Independent Auditors' Report

                  (B)      Consolidated Balance Sheets

                  (C)      Consolidated Statements of Income

                  (D)      Consolidated Statements of Changes in Equity

                  (E)      Consolidated Statements of Cash Flows

                  (F)      Notes to Consolidated Financial Statements

         (a)(2)  FINANCIAL STATEMENT SCHEDULES

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.


         (b)      REPORTS ON FORM 8-K

         None.

         (c)      EXHIBITS

                  3.1      Certificate of Incorporation of Clover Leaf Financial Corp.*

                  3.2      Bylaws of Clover Leaf Financial Corp.*

                  4        Form of Common Stock Certificate of Clover Leaf Financial Corp.*

                  10.1     Form of Employment Agreement for Dennis M. Terry*

                  10.2     Form of Employee Stock Ownership Plan*

                  10.3     Form of Severance Agreement*

                  10.4     Director Emeritus Plan*

                  10.5     Form of Director's Deferred Compensation Agreement*

                  10.6     Officer's Deferred Bonus Compensation Agreement*

                  13       Portions of  2001 Annual Report to Stockholders

                  21       Subsidiaries of the Registrant*

----------------------------------
* Incorporated by reference to the Registration Statement on Form SB-2 of Clover Leaf Financial Corp. (Registration No. 333-69762) initially filed with the Securities and Exchange Commission on September 21, 2001.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      CLOVER LEAF FINANCIAL CORP.


Date:    March 26, 2002                     By:       /s/ Dennis M. Terry
                                                      --------------------------------------------
                                                      Dennis M. Terry
                                                      President and Chief Executive Officer
                                                      (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                                  TITLE                               DATE


/s/ Dennis M. Terry                         President, Chief Executive          March 26, 2002
------------------------------------        Officer and Director (Principal
Dennis M. Terry                             Executive Officer)


/s/ Darlene F. McDonald                     Vice President and Treasurer        March 26, 2002
------------------------------------        (Principal Financial and
Darlene F. McDonald                         Accounting Officer)


/s/ Joseph J. Gugger                        Director                            March 26, 2002
------------------------------------
Joseph J. Gugger


                                            Director
------------------------------------
Kenneth P. Highlander


/s/ Henry L. Malench                        Director                            March 26, 2002
------------------------------------
Henry L. Malench


/s/ Gary D. Niebur                          Director                            March 26, 2002
------------------------------------
Gary D. Niebur


/s/ Robert W. Schwartz                      Director                            March 26, 2002
------------------------------------
Robert W. Schwartz


/s/ Philip H, Weber                         Director                            March 26, 2002
------------------------------------
Philip H. Weber