Form 10QSB
period 2002-03-31
CLOVER LEAF FINANCIAL CORP
filed 2002-05-15
CIK 1144514

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          For the transition period to
                         --------------- ---------------

                           Commission File No. 0-33413
                             ----------------------

                           CLOVER LEAF FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                          37-1416016
(State of incorporation)                       (IRS Employer Identification No.)

200 East Park Street, Edwardsville, Illinois                          62025
---------------------------------------------                    ---------------
 (Address of Principal Executive Offices)                           (Zip Code)

                                  (618)656-6122
              (Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]                    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                                 Outstanding at May 13, 2002
---------------------------------                    ---------------------------
Common stock $.10 par value                                     648,550

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                  Consolidated Balance Sheets                                 3
                  Consolidated Statements of Income                           4
                  Consolidated Statement of Changes in Stockholders' Equity
                       and Comprehensive Income                               5
                  Consolidated Statements of Cash Flows                       6
                  Notes to Consolidated Financial Statements                  7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS           9

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                          17

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  17

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS                                                17

         ITEM 5.  OTHER INFORMATION                                          17

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           17

SIGNATURE PAGE                                                               18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

                                                                                               March 31            December 31
                                                                                                 2002                  2001
                                                                                            ----------------     -----------------
ASSETS
     Cash and due from banks                                                                        $ 1,539                $2,513
     Interest bearing due from banks                                                                  3,932                10,279
     Investment securities:
          Available-for-sale, at fair value (cost of $14,257 and
               $14,037 at March 31, 2002 and December 31, 2001, respectively)                        14,496                14,306
          Federal Home Loan Bank Stock                                                                4,621                 3,065
     Loans                                                                                           61,989                63,081
          Allowance for loan losses                                                                    (656)                 (646)
                                                                                            ----------------     -----------------
               Net Loans                                                                             61,333                62,435
     Accrued interest receivable                                                                        444                   488
     Bank premises and equipment                                                                      2,577                 2,601
     Other assets                                                                                       370                   414
                                                                                            ----------------     -----------------
               TOTAL ASSETS                                                                         $89,312               $96,101
                                                                                            ================     =================

LIABILITIES
     Deposits:
          Noninterest bearing                                                                        $7,382               $13,061
          Interest bearing                                                                           67,592                67,872
                                                                                            ----------------     -----------------
               Total Deposits                                                                        74,974                80,933
     Securities sold under agreements to repurchase                                                       5                   354
     Federal Home Loan Bank advances                                                                  1,500                 1,500
     Accrued interest payable                                                                           281                   315
     Other liabilities                                                                                   98                   489
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES                                                                     76,858                83,591
                                                                                            ----------------     -----------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.10 par value - 250,000 shares authorized;
          none issued or outstanding at March 31, 2002 or December 31, 2001                               -                     -
     Common stock, $.10 par value - 2,000,000 shares authorized; 661,250
          shares issued at March 31, 2002 and December 31, 2001                                          66                    66
     Surplus                                                                                          6,123                 6,134
     Retained earnings                                                                                6,273                 6,158
     Accumulated other comprehensive income                                                             158                   177
     Unearned Employee Stock Ownership Plan shares                                                     (166)                  (25)
                                                                                            ----------------     -----------------
               TOTAL STOCKHOLDERS' EQUITY                                                            12,454                12,510
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $89,312               $96,101
                                                                                            ================     =================

See the accompanying notes to consolidated financial statements.

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in Thousands)

                                                                            Three Months Ended
                                                                                 March 31
                                                                  ---------------------------------------
                                                                        2002                  2001
                                                                  -----------------     -----------------
Interest and Fee Income:
     Interest and fees on loans                                             $1,093                $1,159
     Interest on U.S. Treasuries and agencies                                  171                   224
     Interest on other securities                                               13                    21
     Federal Home Loan Bank dividends                                           56                    10
     Interest on deposits with banks                                            11                    79
                                                                  -----------------     -----------------
          TOTAL INTEREST AND FEE INCOME                                                            1,493
                                                                  -----------------     -----------------
Interest Expense:
     NOW, money market and savings deposits                                    105                   107
     Certificates of deposit                                                   546                   869
     Securities sold under agreements to repurchase                              1                     -
     Federal Home Loan Bank advances                                            21                    44
                                                                  -----------------     -----------------
          TOTAL INTEREST EXPENSE                                                                   1,020
                                                                  -----------------     -----------------
               NET INTEREST INCOME                                             671                   473
Provision for loan losses                                                       21                     4
                                                                  -----------------     -----------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                                       650                   469
                                                                  -----------------     -----------------
Noninterest Income:
     Service charges on deposit accounts                                        18                    19
     Other service charges and fees                                             15                    17
     Gain on sale of investment securities, net                                  4                     6
     Gain on sale of loans                                                      18                     -
     Other                                                                       5                     2
                                                                  -----------------     -----------------
          TOTAL NONINTEREST INCOME                                              60                    44
                                                                  -----------------     -----------------
Noninterest Expense:
     Salaries and employee benefits                                            269                   244
     Occupancy and equipment, net                                               66                    70
     Data processing                                                            57                    54
     Advertising and marketing                                                  15                     1
     Directors' fees                                                            24                    24
     Audit and accounting fees                                                  18                     5
     Other                                                                      96                    56
                                                                  -----------------     -----------------
          TOTAL NONINTEREST EXPENSE                                            545                   454
                                                                  -----------------     -----------------
INCOME BEFORE INCOME TAXES                                                     165                    59
Income Tax Expense                                                              50                    18
                                                                  -----------------     -----------------

NET INCOME                                                                    $115                   $41
                                                                  =================     =================

Average Shares Outstanding:
     Basic and Diluted                                                     649,990                   N/A


Basic and Diluted Earnings Per Share                                          $.18                   N/A
                                                                              ====                   ===

See the accompanying notes to consolidated financial statements.


CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in Thousands)
                                                Three Months Ended March 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Unearned
                                                                                          Accumulated        Employee
                                                                                             Other             Stock
                                                 Common                    Retained       Comprehensive       Ownership      Total
                                                 Stock        Surplus      Earnings       Income (Loss)      Plan Shares     Equity
                                               -------------------------------------------------------------------------------------
Balance at December 31, 2001                      $66         $6,134       $6,158            $177              $(25)        $12,510

Comprehensive income
  Net income                                        -              -          115               -                 -             115
  Other comprehensive income, net of tax:
   Change in unrealized gain on securities          -              -            -             (16)                -
   available-for-sale arising during the                                                                                        (16)
   period, net of tax of  $(9)
  Reclassification adjustment, net of tax of        -              -            -              (3)                -
  $(1)                                                                                                                          (3)
                                                                                                                            --------
  Other comprehensive income net of tax of
  $(10)                                                                                                                        (19)
                                                                                                                            --------
  Comprehensive income
                                                                                                                                 96
Loan to ESOP for purchase of unallocated            -              -            -               -
shares                                                                                                         (141)           (141)
Costs related to issuance of common stock           -            (11)           -               -                 -             (11)
                                               -------------------------------------------------------------------------------------
Balance at March 31, 2002                         $66         $6,123       $6,273            $158             $(166)        $12,454
                                               =====================================================================================


See the accompanying notes to consolidated financial statements.

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                                                  Three Months Ended
                                                                                                       March 31
                                                                                     ----------------------------------------------
                                                                                            2002                      2001
                                                                                     --------------------     ---------------------
Cash Flows from Operating Activities
     Net income                                                                                    $ 115                     $  41
     Adjustments to reconcile net income to net cash provided
          by operating activities:
            Depreciation                                                                              36                        41
            Provision for loan losses                                                                 21                         4
            Net amortization of premiums on investments                                                6                         4
            Deferred tax provision                                                                   (7)                       (6)
            Realized gain on sale of investments                                                     (4)                       (6)
            Federal Home Loan Bank stock dividend                                                   (44)                       (9)
            Gain on sale of loans                                                                   (18)                         -
            Proceeds from sales of loans held for sale                                             3,070                         -
            Decrease in accrued interest receivable                                                   44                        44
             (Increase) decrease in other assets                                                      90                       241
             Decrease in accrued interest payable                                                   (34)                      (23)
             Decrease in other liabilities                                                         (384)                     (479)
                                                                                     --------------------     ---------------------
                    Net cash provided by operating activities                                      2,891                     (148)
                                                                                     --------------------     ---------------------

Cash Flows from Investing Activities
     Purchase of securities available-for-sale                                                   (1,633)                   (3,008)
     Proceeds of  sales and maturities of securities available-for-sale and                        1,396                     2,262
paydowns
     Purchase of Federal Home Loan Bank stock                                                    (1,500)                         -
     Increase in loans, net                                                                      (2,003)                   (1,760)
     Purchases of premises and equipment                                                            (12)                       (4)
                                                                                     --------------------     ---------------------
                    Net cash used in investing activities                                        (3,752)                   (2,510)
                                                                                     --------------------     ---------------------
Cash Flows from Financing Activities
     Increase (decrease) in deposits                                                             (5,959)                     1,466
     Repayments of Federal Home Loan Bank advances                                                     -                   (1,500)
     Net increase (decrease)  in securities sold under agreements to repurchase                    (349)                        38
     Loans to ESOP for purchase of shares                                                          (141)                         -
     Cost associated with issuance of stock                                                         (11)                         -
                                                                                     --------------------     ---------------------
                   Net cash used in financing activities                                         (6,460)                         4
                                                                                     --------------------     ---------------------
                   Net decrease in cash and cash equivalents                                     (7,321)                   (2,654)
Cash and cash equivalents:
  Beginning                                                                                       12,792                     9,210
                                                                                     --------------------     ---------------------
  Ending                                                                                          $5,471                    $6,556
                                                                                     ====================     =====================
Supplemental Disclosures of Cash Flow Information
 Cash paid  for:
      Interest                                                                                      $707                    $1,046
     Income taxes                                                                                      -                         -
 Supplemental disclosure of non cash investing activities
  Real estate acquired through foreclosure                                                            32                         -


See the accompanying notes to consolidated financial statements.

CLOVER LEAF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A--Principles of Accounting

         The consolidated financial statements of Clover Leaf Financial Corp. ("Clover Leaf Financial") or ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and in the banking industry and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual reporting. Reference is hereby made to the notes to consolidated financial statements contained in Clover Leaf Financial's annual report on Form 10-KSB. The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been made. All such adjustments are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements include the accounts of the Company's subsidiary. Clover Leaf Financial is a bank holding company that engages in its business through its sole subsidiary, Clover Leaf Bank (the "Bank"), an Illinois chartered savings bank. All material intercompany transactions and balances are eliminated.
Clover Leaf Financial was organized at the direction of the Board of Directors of the Bank for the purpose of owning all of the outstanding capital stock of the Bank following the completion of the Bank's mutual to stock conversion. Clover Leaf Financial offered for sale 661,250 shares of its outstanding common stock in a public offering to eligible depositors and members of the general public and this offering was completed on December 27, 2001. Prior to that date, Clover Leaf Financial had no assets or liabilities. Accordingly, the accompanying unaudited consolidated financial statements for the three months ended March 31, 2001 represent only the accounts of the Bank and its wholly owned subsidiary, Clover Leaf Financial Services, Inc.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Note B--Business Segments

         Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires business segments to be reported based on the way management organizes segments within an organization for making operating decisions and assessing performance. Management has not included disclosures regarding segments since management makes operating decisions and assesses performance based on Clover Leaf Financial as a whole.

Note C--Net Income Per Share

Basic earnings per share are determined by dividing net income by the weighted average number of common shares. Shares acquired by the ESOP are held in trust but were not considered in the weighted average shares outstanding until the shares are committed for allocation or vested to an employee's individual account.

The Company has not issued any stock options or other potentially dilutive shares, therefore, diluted earnings are the same as basic earnings per share.

                                                     Three months ended
                                                          March 31
                                              ---------------------------------
                                                  2002              2001
                                              ----------------    -------------
                                                   (In thousands, except per
                                                          share data)

Net income available to common shareholders           $   115           $   41


Weighted average shares outstanding                   661,250              N/A
Weighted average ESOP shares                                               N/A
                                                     (11,260)

                                              ----------------    -------------
Basic average shares outstanding                      649,990              N/A
                                              ----------------    -------------

Basic and diluted earnings per share                     0.18              N/A
                                              ------------------  -------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion describes Clover Leaf Financial's results of operations during the three-month periods ended March 31, 2002 and 2001, and its financial condition, asset quality, and capital resources as of March 31, 2002. This discussion should be read in conjunction with Clover Leaf Financial's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

FORWARD-LOOKING STATEMENTS

         This filing and future filings made by Clover Leaf Financial with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by Clover Leaf Financial, and oral statements made by executive officers or directors of Clover Leaf Financial may include forward-looking statements, which are based on assumptions and describe future plans, strategies, projections and expectations of Clover Leaf Financial. These forward-looking statements are generally identified by use of terms "believe", "expect", "anticipate", "should", "planned", "estimated" and "potential". Examples of forward-looking statements include, but are not limited to, estimates with respect to Clover Leaf Financial's financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting Clover Leaf Financial's operations, pricing, products and services.

OVERVIEW

         Net income for the first quarter of 2002 was $115,000 or $.18 per diluted common share compared to net income of $41,000 for the first quarter of 2001. Prior to the formation and incorporation of Clover Leaf Financial in December 2001, the existing entity consisted of Clover Leaf Bank, a state-chartered mutual savings association. Return on average assets for the first quarter of 2002 was .53% compared to .20% for the first quarter of 2001. Return on average equity for the first quarter of 2002 was 3.74% compared to 2.69% for the first quarter of 2001.

         The increase in net income, for the quarters compared, resulted from increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses and noninterest expense.

         Total assets at March 31, 2002 decreased to $89,312,000 from $96,101,000 at December 31, 2001. Interest bearing due from bank balances decreased $6,347,000 during the first quarter of 2002 and net loans outstanding decreased $1,102,000 for the same period. Investment securities increased $1,746,000 from $17,371,000 at December 31, 2001 to $19,117,000 at March 31,
2002. Loans decreased due to sales of a portion of the 1-4 family residential portfolio, the proceeds were invested in investment securities. Total deposits decreased $5,959,000 during the first quarter of 2002 to $74,974,000 from $80,933,000 at year-end 2001. The overall decrease in deposits and interest bearing deposits with banks was attributable to subscription funds of $6,411,000 held by the Bank as part of the stock offering that were subsequently returned to subscribers.

RESULTS OF OPERATIONS

         Table 1 summarizes Clover Leaf Financial's statement of income and the change in each category for the periods presented.

TABLE 1 - Comparative Statements of Income
(Dollars in Thousands)

                                                               Three Months Ended
                                                                    March 31                                   Change
                                                      --------------------------------------      ---------------------------------
                                                            2002                 2001                  Amount            Percent
                                                      -----------------    -----------------      -----------------    ------------
Total interest income
     (fully tax-equivalent)........................            $1,350               $1,498                $ (148)        (9.9)%
Total interest expense.............................               673                1,020                  (347)       (34.0)
                                                      -----------------    -----------------      -----------------
          Net interest income......................               677                  478                   199         41.6
Provision for loan losses..........................                21                    4                    17        425.0
Noninterest income:
     Service charges on deposit accounts............               18                   19                    (1)        (5.3)
      Other service charges and fees................               15                   17                    (2)       (11.8)
     Gain on sale of investment securities, net.....                4                    6                    (2)       (33.3)
      Gain on sale of loans.........................               18                    -                    18          N/M
     Other..........................................                5                    2                     3        150.0
                                                      -----------------    -----------------      -----------------
          Total.....................................               60                   44                    16         36.4
                                                      -----------------    -----------------      -----------------
Noninterest expense:
     Salaries and employee benefits.................              269                  244                    25         10.2
     Occupancy and equipment, net...................               66                   70                    (4)        (5.7)
     Data processing................................               57                   54                     3          5.6
     Other..........................................              153                   86                    67         77.9
                                                      -----------------    -----------------      -----------------
          Total.....................................              545                  454                    91         20.0
                                                      -----------------    -----------------      -----------------
Income before income taxes..........................              171                   64                   107        167.2
Less:  tax-equivalent adjustment....................                6                    5                     1         20.0
Income tax expense..................................               50                   18                    32        177.8
                                                      -----------------    -----------------      -----------------
Net income..........................................            $ 115                 $ 41                  $ 74        180.5
                                                      =================    =================      =================

NM-Not Meaningful


Net Interest Income

         Tax-equivalent net interest income increased $199,000 or 41.6% for the first quarter of 2002 compared to the first quarter of 2001. The increase was attributable to a decrease in interest expense partially offset by a decrease in tax-equivalent interest income.

         Total tax-equivalent interest income decreased $148,000 or 9.9% for the first quarter of 2002 compared to the first quarter of 2001. This decrease was primarily the result of reduced yields on interest earning assets and lower volume of interest-bearing, due-from-bank balances during the first quarter of 2002. Due to a decline in market interest rates, the yield on average interest earning assets decreased from 7.29% for the three months ended March 31, 2001 to 6.38% for the three months ended March 31, 2002.

         Total interest expense decreased $347,000 or 34.0% for the first quarter of 2002 compared to the first quarter of 2001. The decrease in interest expense was primarily attributable to reduced interest rates on interest bearing deposit accounts, particularly certificates of deposit. While the average rate on time deposits decreased from 6.10% to 4.79% the average rate on other deposit accounts decreased from 3.99% to 2.23% for the comparable periods.

         The net interest margin was 3.09% for the first quarter of 2002 compared to 2.26% for the first quarter of 2001. During the first quarter of 2002 compared to the first quarter of 2001, the Company's yield on earning assets declined. During the same period, a reduction in the cost of funds rates more than offset the effect of the lower yield on earning assets. Other significant factors in the improved net interest margin for the first quarter of 2002 compared to the first quarter of 2001 were a shift in the volume of deposits from higher costing time deposits to other interest bearing deposits and a higher level of capital, which allowed for an increase in the average balance of interest earning assets.

Provision For Loan Losses

         The Company recorded a provision for loan losses of $21,000 during the first quarter of 2002 compared to $4,000 recorded during the first quarter of 2001. The Company increased the provision for loan losses because of an increase in the Company's portfolio of both commercial business and commercial real estate loans, which entail greater risk than one- to four-family residential mortgage loans. The provision for loan losses is established with the intent to bring the allowance for loan losses to a level which management believes is appropriate to absorb the best estimate of probable loan losses in the loan portfolio incurred as of the balance sheet date. Activity in the allowance for loan losses and nonperforming loan data is presented under "ASSET QUALITY."

Noninterest Income

         Total noninterest income increased from $44,000 in the first quarter of 2001 to $60,000 in the first quarter of 2002. The most significant factor in this increase related to gains on the sale of loans which increased $18,000 for the quarters compared. Service charges on deposit accounts and other service charges and fees remained relatively unchanged for the periods compared. Net gains on the sale of investment securities amounted to $4,000 for the first quarter of 2002 and $6,000 for the first quarter of 2001.

Noninterest Expense

         Total noninterest expense was $545,000 for the first quarter of 2002 compared to $454,000 for the first quarter of 2001. A portion of the increase in noninterest expense was attributable to an increase in employee compensation and benefits, the largest single component of noninterest expense. Employee compensation and other benefit expenses increased $25,000 for the first quarter of 2002 compared to the first quarter of 2001. The increase in this category of expense for the quarters compared was primarily due to normal merit increases and staff additions. Net occupancy and equipment expenses decreased $4,000 to $66,000 for the first quarter of 2002 compared to the first quarter of 2001. Expenses related to data processing increased $3,000 to $57,000 for the first quarter of 2002 compared to the first quarter of 2001. Other noninterest expenses increased $67,000 for the first quarter of 2002 compared to the first quarter of 2001. Included in this category are expenses related to advertising, audit and accounting fees, FDIC insurance premiums, legal and professional fees, loan collection costs, and other operating expenses of the Company. Audit, accounting, and professional fees for the first quarter of 2002 compared to the first quarter of 2001 increased $13,000 primarily as a result of the filing and accounting regulations related to being a stock owned company as compared to a mutual held bank. Advertising expense increased $14,000 during the first quarter of 2002 compared to the first quarter of 2001 as the Company engaged an advertising firm to conduct an ongoing advertising campaign. Loan expense increased $7,000 during the first quarter of 2002 compared to the first quarter of 2001 due to the shift in the portfolio to more commercial loans, which have higher loan origination expenses that were not all reimbursed by the customer, rather than consumer and mortgage loans.

Income Tax Expense

         Clover Leaf Financial recorded income tax expense of $50,000 for the first quarter of 2002 compared to income tax expense of $18,000 for the first quarter of 2001 as a result of the higher level of taxable income in the first quarter of 2002. Clover Leaf Financial's effective income tax rate remained relatively stable at 30.3% for the first quarter of 2002 compared to 30.5% for the first quarter of 2001.

FINANCIAL CONDITION

General

         Certain components of Clover Leaf Financial's consolidated balance sheet at March 31, 2002 compared to December 31, 2001 are presented in summary form in Table 2. Total assets decreased $6,789,000 to $89,312,000 at March 31, 2002 compared to $96,101,000 at December 31, 2001. This decrease resulted from a decrease of $1,092,000 in gross loans outstanding and a reduction in interest bearing due from bank balances in the amount of $6,347,000, partially offset by an increase in investment securities of $1,746,000. Total deposits decreased $5,959,000 from December 31, 2001 to March 31, 2002.

TABLE 2 - Selected Comparative Balance Sheet Items
(Dollars in Thousands)
                                                       March 31     December 31
                                                         2002           2001
                                                      -----------  -------------

Total assets.......................................      $89,312       $96,101
Loans..............................................       61,989        63,081
Investment securities..............................       19,117        17,371
Deposits...........................................       74,974        80,933
Securities sold under agreements to repurchase.....            5           354
Federal Home Loan Bank advances....................        1,500         1,500
Stockholders' equity...............................       12,454        12,510


Loans

         Loans decreased 1.7%, or $1,092,000, from December 31, 2001 to March 31, 2002. Commercial loans decreased $1,707,000 during the first quarter of 2002. Commercial real estate loans increased $1,675,000 during the first quarter of 2002. Total consumer loans decreased $849,000, comprised of an increase in consumer real estate loans amounting to $1,292,000 and a decrease in other consumer loan categories amounting to $2,141,000.

         Table 3 presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio for the periods presented.

TABLE 3 - Loan Portfolio Composition
(Dollars in Thousands)

                                          March 31                            December 31
                                            2002                                  2001
                               -------------------------------       -------------------------------
Commercial borrowers:              Amount           Percent              Amount           Percent
---------------------          ----------------    -----------       ----------------    -----------
Commercial, financial and
     agricultural............          $6,025          9.7%              $ 7,732            12.3%
Commercial real estate.......          15,646         25.2                13,971            22.1
Real estate construction.....             982          1.6                 1,193             1.9
                               ----------------    -----------       ----------------    -----------
          Total commercial...          22,653         36.5                22,896            36.3
                               ----------------    -----------       ----------------    -----------

Consumer borrowers:
1-4 family residential
     real estate.............          35,065         56.6                33,773            53.5
Other consumer loans.........           4,271          6.9                 6,412            10.2
                               ----------------    -----------       ----------------    -----------
          Total consumer.....          39,336         63.5                40,185            63.7
                               ----------------    -----------       ----------------    -----------

          Total loans........         $61,989        100.0%              $63,081           100.0%
                               ================    ===========       ================    ===========


Investments

         Total investments increased to $19,117,000 at March 31, 2002 compared to $17,371,000 at year-end 2001 as discussed in "Management's discussion and analysis of financial condition and results of operations-overview".

         Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, settlement date and maturity date of the securities, Clover Leaf Financial's liquidity position, and anticipated cash needs and sources. The effect that the proposed securities would have on Clover Leaf Financial's credit and interest rate risk and risk-based capital is also considered. Clover Leaf Financial purchases securities to provide necessary liquidity for day-to-day operations, and when investable funds exceed loan demand.

         Available-for-sale investment securities are recorded at fair value. Net unrealized gains on available-for-sale investment securities totaled $239,000 and $269,000 at March 31, 2002, and December 31, 2001, respectively.

         Table 4 presents the composition of investment securities at their carrying values for the periods presented.

TABLE 4 - Investment Securities Portfolio Composition
(Dollars in Thousands)

                                                                      March 31               December 31
                                                                        2002                     2001
                                                                ---------------------    ---------------------


Available-for-sale securities:

Obligations of U. S. government corporations and agencies..             $7,671                   $8,532
Mortgage-backed securities.................................              5,451                    4,365
Obligations of states and political subdivisions...........                849                      874
Federal Home Loan Bank stock...............................              4,621                    3,065
Corporate securities.......................................                525                      535
                                                                ---------------------    ---------------------
     Total available-for-sale..............................            $19,117                  $17,371
                                                                =====================    =====================

Deposits

         Clover Leaf Financial's deposit base is its primary source of liquidity and consists of deposits originating within the communities served by its banking locations. Deposits are Clover Leaf Financial's primary and most reliable funding source for interest earning assets.

         Total deposits decreased $5,959,000, or 7.4% to $74,974,000 at March 31, 2002 from $80,933,000 at December 31, 2001. The overall decrease in deposits was attributable to subscription funds of $6,411,000 held by the Bank as part of the stock offering that were subsequently returned to the subscribers. Those funds were on deposit at the Bank at December 31, 2001, but were returned to subscribers prior to March 31, 2002. Time deposits decreased $3,151,000 from year-end 2001. Savings and money market deposits increased $3,211,000 from year-end 2001.

         Balances in the noninterest bearing demand and interest bearing demand deposits decreased $5,679,000 and $340,000, respectively, from year-end 2001. The decrease in noninterest bearing demand deposits was primarily attributable to the subscription funds held by the Bank at December 31, 2001, as discussed above.

         Table 5 sets forth the composition of deposits and the percentage of each category to total deposits for the periods presented.

TABLE 5 - Deposit Liability Composition
(Dollars in Thousands)

                                                      March 31                          December 31
                                                        2002                               2001
                                            ------------------------------     ------------------------------
                                                Amount          Percent            Amount          Percent
                                            ---------------    -----------     ---------------    -----------

Noninterest bearing demand deposits...          $7,382             9.9%            $13,061           16.1%
Interest bearing demand deposits......           2,464             3.3               2,804            3.5
Savings and money market deposits.....          21,087            28.1              17,876           22.1
Time deposits $100,000 or more........           2,565             3.4               7,445            9.2
Time deposits less than $100,000......          41,476            55.3              39,747           49.1
                                            ---------------    -----------     ---------------    -----------
     Total deposits...................         $74,974           100.0%            $80,933          100.0%
                                            ===============    ===========     ===============    ===========

Borrowings

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

         At March 31, 2002 and December 31, 2001, Clover Leaf Bank had $1,500,000 outstanding in Federal Home Loan Bank advances. This borrowing consisted of two advances, one in the amount of $1,000,000 due February 2004 at a rate of 5.49% and one in the amount of $500,000 due February 2009 at a rate of 5.96%.

         Repurchase agreements in the amount of $5,000 and $354,000 were outstanding as of March 31, 2002 and December 31, 2001, respectively.

ASSET QUALITY

         Clover Leaf Financial's asset quality management program, particularly with regard to loans, is designed to analyze potential risk elements and to support the growth of a high quality loan portfolio. Clover Leaf Financial's policies, consistent with regulatory guidelines, require that loans and other assets are classified as substandard, doubtful or loss if they are determined to be of lesser quality. Assets which possess some weaknesses, but do not warrant classification in the aforementioned categories are required to be designated as special mention. Management regularly reviews the asset portfolio to determine whether any assets require classification in accordance with applicable regulatory guidelines and accounting principles generally accepted in the United States of America.

         At March 31, 2002, nonperforming assets totaled $1,600,000 or 1.79% of total assets, compared to nonperforming assets at December 31, 2001 of $1,554,000 or 1.62% of total assets. Nonperforming assets at March 31, 2002 included $32,000 relating to foreclosed assets. There were no foreclosed assets in the nonperforming assets at December 31, 2001. Management does not anticipate any significant losses upon disposition of the foreclosed assets held at March 31, 2002.

         Table 6 sets forth a summary of Clover Leaf Financial's loan portfolio mix and nonperforming assets.

TABLE 6 - Loan Portfolio Mix and Nonperforming Assets
(Dollars in Thousands)

                                                        March 31, 2002                                December 31, 2001
                                            ----------------------------------------       ----------------------------------------
                                                Loans and                                      Loans and
                                               Foreclosed          Non-performing             Foreclosed          Non-performing
                                                Property               Assets                  Property               Assets
                                            ------------------    ------------------       ------------------    ------------------

Commercial borrowers:
Commercial, financial and
     agricultural.........................        $6,025                  $465                   $7,732                  $490
Commercial real estate....................        15,646                     -                   13,971                     -
Real estate construction..................           982                   515                    1,193                   483
                                            ------------------    ------------------       ------------------    ------------------
          Total commercial................        22,653                   980                   22,896                   973

Consumer borrowers:
1-4 family residential
     real estate..........................        35,065                   316                   33,773                   406
Other consumer loans......................         4,271                   272                    6,412                   175
                                            ------------------    ------------------       ------------------    ------------------
          Total consumer..................        39,336                   588                   40,185                   581
                                            ------------------    ------------------       ------------------    ------------------
          Total loans.....................        61,989                 1,568                   63,081                 1,554
Foreclosed assets.........................            32                    32                        -                     -
                                            ------------------    ------------------       ------------------    ------------------
          Total...........................       $62,021                $1,600                  $63,081                $1,554
                                            ==================    ==================       ==================    ==================

Nonaccrual loans..........................                              $1,515                                         $1,439
Accruing loans past due
     90 days or more......................                                  53                                            115
Troubled debt restructurings..............                                   -                                              -
                                                                  ------------------                             ------------------
     Total nonperforming loans............                               1,568                                          1,554
Foreclosed assets.........................                                  32                                              -
                                                                  ------------------                             ------------------
     Total nonperforming assets...........                              $1,600                                         $1,554
                                                                  ==================                             ==================

Nonperforming loans to total loans........                                2.35%                                          2.46%
Nonperforming assets to total loans
     and foreclosed assets................                                2.58%                                          2.46%
Nonperforming assets to total assets......                                1.79%                                          1.62%


         Net charge-offs for the first quarter of 2002 totaled $11,000 compared to $7,000 for the first quarter of 2001. Net charge-offs, as a percent of average total loans was .02% during the first quarter of 2002 compared to .01% for the first quarter of 2001.

         Clover Leaf Financial's allowance for loan losses at March 31, 2002, increased to $656,000 from $646,000 at December 31, 2001. At March 31, 2002, the allowance for loan losses represented 41.00% of nonperforming loans compared to 41.57% and 126.42% at December 31, 2001 and March 31, 2001, respectively. The ratio of the allowance for loan losses to total loans was 1.06% at March 31, 2002 compared to 1.02% and 1.05% at December 31, 2001 and March 31, 2001, respectively. Management believes that the allowance for loan losses at March 31, 2002 was adequate to absorb potential losses inherent in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

Table 7 presents information pertaining to the activity in and an analysis of Clover Leaf Financial's allowance for loan losses for the periods presented.

TABLE 7 - Allowance For Loan Losses
(Dollars in Thousands)
                                                       Three Months Ended
                                                            March 31
                                                  ----------------------------
                                                     2002            2001
                                                  ------------    ------------

Balance at beginning of period...................     $646            $625
Loans charged off:
     Commercial, financial and agricultural......        -               4
     Consumer....................................       21              17
                                                  ------------    ------------
               Total charge-offs.................       21              21
                                                  ------------    ------------

Recoveries of loans previously charged off:
     Commercial, financial and agricultural......        -               -
     Consumer....................................       10              14
                                                  ------------    ------------
               Total recoveries..................       10              14
                                                  ------------    ------------

Net charge-offs..................................       11               7
Provision for loan losses........................       21               4
                                                  ------------    ------------
Balance at end of period.........................     $656            $622
                                                  ============    ============

Net charge-offs as a  percent of
     average total loans.........................     .02%            .01%
Allowance for loan losses to total loans.........    1.06%           1.05%
Allowance for loan losses to
     nonperforming loans.........................   41.00%         126.42%


CAPITAL RESOURCES

Capital Resources

         Total stockholders' equity decreased $56,000 from $12,510,000 at December 31, 2001 to $12,454,000 at March 31, 2002. This decrease in stockholders' equity during the first quarter of 2002 was primarily due to the additional purchase of shares by the Employee Stock Ownership Plan. Also contributing to the decline were payments made during the first quarter of 2002 relative to the stock offering completed in December 2001, and a decrease in the net unrealized gains within the available for sale securities portfolio from the level at December 31, 2001. Net income of $115,000 for the quarter partially offset these items which reduced stockholders' equity during the first quarter of 2002..

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At March 31, 2002, Clover Leaf Bank's Tier 1 and Total capital ratios were 17.48% and 18.65%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. Clover Leaf Bank's leverage ratio at March 31, 2002, was 11.17%. Accordingly, Clover Leaf Bank has satisfied these regulatory guidelines.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Clover Leaf Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At March 31, 2002, Clover Leaf Bank was not involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:  See Exhibit Index on page 19 hereof.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by Clover Leaf Financial during the first quarter of 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CLOVER LEAF FINANCIAL CORP.
                                              ---------------------------------
                                                       (Registrant)


DATE:  May 15, 2002                            By:/s/ Dennis M. Terry
-------------------                               ------------------------------
                                                  Dennis M. Terry
                                                  President and Chief
                                                  Executive Officer



DATE:  May 15, 2002                            By:/s/ Darlene F. McDonald
-------------------                               ------------------------------
                                                  Darlene F. McDonald
                                                  Senior Vice President and
                                                  Treasurer (Principal Financial
                                                  And Accounting Officer)