Form 10QSB
period 2002-06-30
CLOVER LEAF FINANCIAL CORP
filed 2002-08-14
CIK 1144514

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period                  to
                                   ---------------      ---------------

         Commission File No.         0-33413
                             -----------------------

                           CLOVER LEAF FINANCIAL CORP.
                           ---------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                         37-1416016
  (State of incorporation)                     (IRS Employer Identification No.)


200 East Park Street, Edwardsville, Illinois                             62025
--------------------------------------------                             -----
  (Address of Principal Executive Offices)                            (Zip Code)

                                  (618)656-6122
                                  -------------
              (Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]                    No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                              Outstanding at August 12, 2002
-----------------------------------------         ------------------------------
Common stock $.10 par value                                  648,550

                                TABLE OF CONTENTS


                                                                           Page
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                     Consolidated Balance Sheets                             3
                     Consolidated Statements of Income                       4
                     Consolidated Statement of Changes in
                          Stockholders' Equity
                          and Comprehensive Income                           5
                     Consolidated Statements of Cash Flows                   6
                     Notes to Consolidated Financial Statements              7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS          9



PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                         19

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 19

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           19

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS                                               19

         ITEM 5.  OTHER INFORMATION                                         19

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          20

SIGNATURE PAGE                                                              23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in Thousands, except per share data)

                                                                                               June 30,            December 31,
                                                                                                 2002                  2001
                                                                                            ----------------     -----------------
ASSETS
     Cash and due from banks                                                                        $ 1,271                $2,513
     Interest bearing deposits in other financial institutions                                          881                10,279
     Investment securities:
          Available-for-sale, at fair value (cost of $14,952 and
               $14,037 at June 30, 2002 and December 31, 2001, respectively)                         15,160                14,306
           Federal Home Loan Bank stock                                                               3,367                 3,065
     Loans                                                                                           67,103                63,081
          Allowance for loan losses                                                                   (642)                 (646)
                                                                                            ----------------     -----------------
               Net loans                                                                             66,461                62,435
     Accrued interest receivable                                                                        495                   488
     Bank premises and equipment                                                                      2,548                 2,601
     Other assets                                                                                       352                   414
                                                                                            ----------------     -----------------
               TOTAL ASSETS                                                                         $90,535               $96,101
                                                                                            ================     =================

LIABILITIES
     Deposits:
          Noninterest bearing                                                                        $6,183               $13,061
          Interest bearing                                                                           64,165                67,872
                                                                                            ----------------     -----------------
               Total deposits                                                                        70,348                80,933
     Securities sold under agreements to repurchase                                                     375                   354
     Federal Home Loan Bank advances                                                                  7,000                 1,500
     Accrued interest payable                                                                           248                   315
     Other liabilities                                                                                  128                   489
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES                                                                     78,099                83,591

STOCKHOLDERS' EQUITY
     Preferred stock, $.10 par value - 250,000 shares authorized;
          none issued or outstanding at June 30, 2002 or December 31, 2001                                -                     -
     Common stock, $.10 par value - 2,000,000 shares authorized; 661,250
          shares issued at June 30, 2002 and December 31, 2001, respectively                             66                    66
     Surplus                                                                                          6,066                 6,134
     Retained earnings                                                                                6,375                 6,158
     Accumulated other comprehensive income                                                              95                   177
     Unearned Employee Stock Ownership Plan shares                                                    (166)                  (25)
                                                                                            ----------------     -----------------
               TOTAL STOCKHOLDERS' EQUITY                                                            12,436                12,510
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $90,535               $96,101
                                                                                            ================     =================

See the accompanying notes to unaudited consolidated financial statements.

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in Thousands)

                                                              Three Months Ended                         Six Months Ended
                                                                   June 30,                                  June 30,
                                                      ------------------------------------      -----------------------------------
                                                           2002                2001                  2002                2001
                                                      ----------------    ----------------      ----------------    ---------------
Interest and Fee Income:
     Interest and fees on loans                                $1,096              $1,168                $2,189             $2,327
     Interest on U.S. treasuries and agencies                     163                 249                   334                473
     Interest on other securities                                  10                   1                    23                 22
     Federal Home Loan Bank dividends                              46                   7                   102                 17
     Interest on deposits with banks                                7                  32                    18                111
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL INTEREST AND FEE INCOME                         1,322               1,457                 2,666              2,950
Interest Expense:
     NOW, money market and savings deposits                       118                 138                   223                245
     Certificates of deposit                                      480                 837                 1,026              1,706
     Securities sold under agreements to repurchase                 3                   -                     4                  -
     Federal Home Loan Bank advances                               36                  22                    57                 66
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL INTEREST EXPENSE                                  637                 997                 1,310              2,017
                                                      ----------------    ----------------      ----------------    ---------------
               NET INTEREST INCOME                                685                 460                 1,356                933
Provision for loan losses                                          21                  12                    42                 16
                                                      ----------------    ----------------      ----------------    ---------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                          664                 448                 1,314                917
Noninterest Income:
     Service charges on deposit accounts                           21                  18                    39                 37
     Other service charges and fees                                16                  21                    31                 38
     Gain on sale of investment securities, net                     -                   5                     4                 11
     Gain on sale of loans                                          1                   -                    19                  -
     Other                                                         49                  12                    54                 14
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL NONINTEREST INCOME                                 87                  56                   147                100
Noninterest Expense:
     Salaries and employee benefits                               294                 244                   563                488
     Occupancy and equipment, net                                  68                  66                   134                136
     Data processing                                               52                  54                   109                108
     Advertising and marketing                                      9                  14                    24                 15
     Directors' fees                                               25                  26                    49                 50
     Audit and accounting fees                                     30                  40                    48                 45
     Other                                                        119                  65                   215                121
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL NONINTEREST EXPENSE                               597                 509                 1,142                963
                                                      ----------------    ----------------      ----------------    ---------------
INCOME BEFORE INCOME TAXES                                        154                 (5)                   319                 54
Income Tax Expense  (Benefit)                                      52                (18)                   102                  -
                                                      ----------------    ----------------      ----------------    ---------------

NET INCOME                                                      $ 102                $ 13                  $217                $54
                                                      ================    ================      ================    ===============

Average Shares Outstanding:
     Basic and Diluted                                        648,550                 N/A               649,266                N/A


 Basic and Diluted Earnings Per Share                            $.16                 N/A                  $.34                N/A
                                                      ================    ================      ================    ===============

See the accompanying notes to unaudited consolidated financial statements.

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (Unaudited)
(Dollars in Thousands)

                                                          Six Months Ended June 30, 2002
                             ----------------------------------------------------------------------------------------------
                                                                                                      Unearned
                                                                                   Accumulated        Employee
                                                                                      Other             Stock
                                 Common                            Retained       Comprehensive       Ownership    Total
                                  Stock           Surplus          Earnings       Income (Loss)      Plan Shares   Equity
                             ----------------------------------------------------------------------------------------------

Balance at December 31, 2001       $66            $6,134            $6,158            $177              $(25)      $12,510


Comprehensive income

   Net income                       -                -                217               -                 -            217

   Other comprehensive income, net of tax:

     Change in unrealized gain      -                -                 -              (79)                -            (79)
     on securities available-for-sale
       arising during the period,
     net of tax of $(41)

   Reclassification adjustment,     -                -                 -               (3)                              (3)
   Net of tax of $(1)
                                                                                                                   ---------

   Other comprehensive income                                                                                          (82)
   net of tax of $(42)
                                                                                                                   ---------

   Comprehensive income                                                                                                 135

Loan to ESOP for purchase of        -                -                 -                -               (141)         (141)
shares

Costs related to issuance of        -              (68)                -                -                 -            (68)
common stock
                             ----------------------------------------------------------------------------------------------

Balance at June 30, 2002           $66            $6,066            $6,375             $95             $(166)      $12,436
                               =======          ========           =======           =====            =======     =========




See the accompanying notes to unaudited consolidated financial statements.



CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                     ----------------------------------------------
                                                                                            2002                      2001
                                                                                     --------------------     ---------------------
Cash Flows from Operating Activities
     Net income                                                                                    $ 217                       $54
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation                                                                          71                        83
                Provision for loan losses                                                             42                        16
                Net amortization of premiums on investments                                           17
                Deferred tax provision/(benefit)                                                      67                      (25)
                Realized gain on sale of investments                                                 (4)                      (10)
                Federal Home Loan Bank stock dividend                                              (102)                       (9)
                Gain on sale of loans                                                               (19)                         -
                Proceeds from sales of loans held for sale                                         3,070
                Origination of loans held for sale                                               (3,051)
                Increase in accrued interest receivable                                              (7)                      (15)
                (Increase) decrease in other assets                                                   46                       (8)
                Decrease in accrued interest payable                                                (67)                      (45)
                Decrease in other liabilities                                                      (361)                      (24)
                                                                                     --------------------     ---------------------
                            Net cash used in operating activities                                   (81)                        17
                                                                                     --------------------     ---------------------


Cash  Flows from Investing Activities:
     Purchase of securities available-for-sale                                                   (4,090)                   (3,314)
     Proceeds of sales and maturities of securities available-for-sale and paydowns                3,158                     3,593
     Purchase of Federal Home Loan Bank stock, net                                                 (200)                   (1,508)
     Increase in loans, net                                                                      (4,136)                   (3,083)
     Purchases of premises and equipment                                                            (18)                      (10)
                                                                                     --------------------     ---------------------
                            Net cash used in investing activities                                (5,286)                   (4,322)
                                                                                     --------------------     ---------------------

Cash Flows from Financing Activities
     Increase (decrease) in deposits                                                            (10,585)                     3,357
     Proceeds from Federal Home Loan Bank advances                                                 5,500                         -
     Repayments of Federal Home Loan Bank advances                                                     -                   (1,500)
     Net increase in securities sold under agreements to repurchase                                   21
     Loans to ESOP for purchase of shares                                                          (141)                         -
     Cost associated with issuance of stock                                                         (68)                         -
                                                                                     --------------------     ---------------------
                            Net cash used in financing activities                                (5,273)                     1,857
                                                                                     --------------------     ---------------------
                            Net decrease in cash and cash equivalents                           (10,640)                   (2,448)
Cash and cash equivalents:
  Beginning                                                                                       12,792                     9,211
                                                                                     --------------------     ---------------------
  Ending                                                                                          $2,152                    $6,763
                                                                                     ====================     =====================

Supplemental Disclosures of Cash Flow Information
 Cash paid for:
     Interest                                                                                     $1,377                    $2,062
     Income taxes                                                                                      2                         -
Supplemental disclosure of non cash investing activities
Assets acquired through foreclosure                                                                   49                         4


See the accompanying notes to unaudited consolidated financial statements.

CLOVER LEAF FINANCIAL CORP.
NOTES TO UNAUDITEDCONSOLIDATED FINANCIAL STATEMENTS

Note A--Principles of Accounting

         The consolidated financial statements of Clover Leaf Financial Corp. ("Clover Leaf Financial") or (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and in the banking industry and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual reporting. Reference is hereby made to the notes to consolidated financial statements contained in Clover Leaf Financial's annual report on Form 10-KSB. The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been made. All such adjustments are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements include the accounts of the Company's subsidiary. Clover Leaf Financial is a bank holding company that engages in its business through its sole subsidiary, Clover Leaf Bank (the "Bank"), an Illinois chartered state savings bank. All material intercompany transactions and balances are eliminated. Clover Leaf Financial was organized at the direction of the Board of Directors of the Bank for the purpose of owning all of the outstanding capital stock of the Bank following the completion of the Bank's mutual-to- stock conversion. Clover Leaf Financial offered for sale 661,250 shares of its outstanding common stock in a public offering to eligible depositors and members of the general public and this offering was completed on December 27, 2001. Prior to that date, Clover Leaf Financial had no assets or liabilities. Accordingly, the accompanying unaudited consolidated financial statements for the three month and six month periods ending June 30, 2001 represent only the accounts of the Bank and its wholly owned subsidiary, Clover Leaf Financial Services, Inc.

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

Note C--Net Income Per Share

         Basic earnings per share are determined by dividing net income by the weighted average number of common shares outstanding. Shares acquired by the ESOP are held in trust but are not considered in the weighted average shares outstanding until the shares are committed for allocation or vested to an employee's individual account.

         The Company has not issued any stock options or other potentially dilutive shares, therefore, diluted earnings are the same as basic earnings per share.


CLOVER LEAF FINANCIAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  (Dollars in Thousands, Except Per Share Data)               Three Months Ended                         Six Months Ended
                                                                   June 30,                                  June 30,
                                                      ------------------------------------      ------------------------------------
                                                           2002                2001                  2002                2001
                                                      ----------------    ----------------      ----------------    ----------------
  Net income available to common  shareholders                   $102                 $13                  $217                 $54

  Weighted average shares outstanding                         661,250                 N/A               661,250                 N/A
  Weighted average ESOP shares                               (12,700)                 N/A              (11,984)                 N/A

                                                      ----------------    ----------------      ----------------    ----------------
  Basic average shares outstanding                            648,550                 N/A               649,266                 N/A
                                                      ----------------    ----------------      ----------------    ----------------


  Basic and diluted earnings per share                           $.16                 N/A                  $.34                 N/A
                                                      ================    ================      ================    ================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion describes Clover Leaf Financial's results of operations during the three-month and six-month periods ended June 30, 2002 and 2001, and its financial condition, asset quality, and capital resources as of June 30, 2002. This discussion should be read in conjunction with Clover Leaf Financial's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

FORWARD-LOOKING STATEMENTS

         This filing and future filings made by Clover Leaf Financial with the Securities and Exchange Commission, as well as other filings, reports and press releases made or issued by Clover Leaf Financial, and oral statements made by executive officers or directors of Clover Leaf Financial may include forward-looking statements, which are based on assumptions and describe future plans, strategies, projections and expectations of Clover Leaf Financial. These forward-looking statements are generally identified by use of terms "believe", "expect", "anticipate", "should", "planned", "estimated" and "potential". Examples of forward-looking statements include, but are not limited to, estimates with respect to Clover Leaf Financial's financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting Clover Leaf Financial's operations, pricing, products and services.

OVERVIEW

         Net income for the second quarter of 2002 was $102,000 or $.16 per diluted common share compared to net income of $13,000 for the second quarter of 2001. Net income for the first six months of 2002 was $217,000 or $.34 per diluted common share compared to net income of $54,000 for the first six months of 2001. Prior to the formation and incorporation of Clover Leaf Financial in December 2001, the existing entity consisted of Clover Leaf Bank, a state-chartered mutual savings bank. Return on average assets for the second quarter and first six months of 2002 was .46% and .49%, respectively, compared to .06% and .13% for the second quarter and first six months of 2001, respectively. Return on average equity for the second quarter and first six months of 2002 was 3.28% and 3.51%, respectively, compared to .83% and 1.75% for the second quarter and first six months of 2001, respectively.

         The increase in net income, for the quarters and six-month periods compared, resulted from increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses, noninterest expenses, and income tax expense.

         Total assets at June 30, 2002 decreased to $90,535,000 from $96,101,000 at December 31, 2001. Interest bearing due from bank balances decreased $9,398,000 during the first six months of 2002. Investment securities increased $1,156,000 from $17,371,000 at December 31, 2001 to $18,527,000 at June 30,
2002. Net loans increased $4,026,000 during the first six months of 2002. Total deposits decreased $10,585,000 during the first six months of 2002 to $70,348,000 from $80,933,000 at year-end 2001. A portion of the overall decrease in deposits and interest bearing deposits with banks was attributable to subscription funds of $6,411,000 held by the Bank at December 31, 2001as part of the stock offering that were subsequently returned to subscribers. Federal Home Loan Bank advances outstanding increased from $1,500,000 at December 31, 2001 to $7,000,000 at June 30, 2002.

Income Information - Quarter

Net interest income after provision for loan losses for the three months ended June 30, 2002 was $664,000, compared to $448,000 for the three months ended June 30, 2001, an increase of $216,000 or 48.2%. The increase in net interest income resulted primarily from a 93 basis point increase in the average net interest margin to 3.28% from 2.35% in the prior year. This increase in the average net interest margin is largely attributed to a decrease of 155 basis points paid on time deposits to 4.53% at June 30, 2002 from 6.08% in the prior year.

Interest income for the three months ended June 30, 2002 declined to $1.3 million, a decrease of $135,000, or 9.27% compared to the year-ago period. The decrease was primarily due to lower average yields on loans and securities, partially offset by higher average balances in loans. Average interest-earning assets for the three months ended June 30, 2002 were $84.3 million, an increase of $4.7 million, or 5.9%, over average interest-earning assets for the three months ended June 30, 2001 of $79.6 million. Average loan balances increased $4.0 million and average security balances grew by $2.1 million. This growth was partially offset by a decline of $1.4 million in interest bearing deposits in other financial institutions. The average loan yield declined 88 basis points to 6.71% at June 30, 2002 from 7.59% in the prior year. The average security yield declined 147 basis points to 4.63% at June 30, 2002 from 6.10% in the prior year.

Interest expense for the most recent three-month period fell by $361,000 to $637,000, a decrease of 36.2% compared to the same period last year. The decrease was primarily due to lower rates paid on interest-bearing deposits and borrowings, as well as to lower balances of certificates of deposit accounts and a higher concentration of non-interest-bearing and low interest-bearing deposits among total deposits for the period. Average rates paid on interest-bearing liabilities for the three months ended June 30, 2002 declined by 185 basis points to 3.65% from 5.50% for the same period last year. The average interest rate paid on certificates of deposit fell by 155 basis points to 4.53% for the three months ended June 30, 2002, from 6.08% for the prior-year period. For the three months ended June 30, 2002, average balances of lower-cost savings and money market accounts increased by $9.7 million, while average balances of certificates of deposits declined by $13.4 million compared to the three months ended June 30, 2001.

Non-interest income for the three months ended June 30, 2002 was $87,000 compared to $56,000 for the three months ended June 30, 2001, an increase of $31,000, or 55.4%. This increase was primarily attributable to a gain on sale of NYCE Corporation stock of $42,000. The stock, which was considered an Other Asset for balance sheet presentation, was liquidated due to a merger in the ATM servicing industry, which mandated our liquidation of the asset. This increase was partially offset by a slight decline in service charges and fees of $5,000 between the two periods. The Company also recorded net gains on sales of securities of $5,000 for the quarter ended June 30, 2001 compared to no gains for the current quarter ended.

Non-interest expense for the three months ended June 30, 2002 were $88,000, or 17.3% more than expense for the three months ended June 30, 2001. The increase was primarily attributable to increases in compensation and employee benefits of $50,000, or 20.5%, and in legal and collection expenses of $33,000. Compensation increased as a result of staff additions and annual merit increases, and additional legal and collection costs were attributable to the expenses related to working out our largest non-performing asset, and expenses related to the company's conversion to a public company. A portion of the expenses related to the non-performing asset is expected to be recovered when the loan settlement is received.

Income Information - Six Months

Net interest income after provision for loan losses for the six months ended June 30, 2002 was $1.3 million, compared to $917,000 for the six months ended June 30, 2001, an increase of $397,000, or 43.3%. The net interest margin for the six-month period was 3.09%, compared to a net interest margin of 2.21% for the six-month period ended June 30, 2001.

Interest income declined $284,000, or 9.6%, compared to the year-ago period. The decrease was primarily due to lower average yields on loans and securities, partially offset by higher average balances in loans. Average interest-
earning assets for the six months ended June 30, 2002 were $83.7 million, an increase of $4.1 million, or 5.2%, over average interest-earning assets of $79.6 million for the six months ended June 30, 2001. Average loan balances increased $5.8 million, or 9.7% to $65.9 million for the period ended June 30, 2002 compared to $60.1 million for the same period in the prior year. Average security balances increased $2.0 million, or 12.1% to $18.5 million for the period ended June 30, 2002 compared to $16.5 for the same period in the prior year. The average loan yield declined 91 basis points to 6.84% at June 30, 2002 from 7.75% in the prior year. The average security yield declined 131 basis points to 4.98% at June 30, 2002 from 6.29% in the prior year.

Interest expense for the six-month period ended June 30, 2002 fell to $1.3 million, a decline of $707,000, or 35.1%, compared to the same period last year. The decrease was primarily due to lower rates paid on interest-bearing deposits, as well as to lower balances of certificate of deposit accounts and a higher concentration of non-interest-bearing and low interest-bearing deposits among total deposits for the period. The average interest paid on certificates of deposit fell by 151 basis points to 4.65% for the six months ended June 30, 2002, average balances of lower-cost savings and money market accounts increased by $11.1 million, while average balances of certificates of deposit declined by $12.2 million compared to the six months ended June 30, 2001.

As noted in the above discussion, the increase in the Bank's net interest income is due, in large part, to the relative changes in the yield and cost of the Bank's assets and liabilities as a result of decreasing market interest rates in calendar 2001 and early 2002. This decrease in market interest rates has reduced the cost of interest-bearing liabilities faster and to a greater extent than the rates on interest-earning assets such as loans and securities.

Non-interest income for the six months ended June 30, 2002 was $147,000 compared to $100,000 for the six months ended June 30, 2001, an increase of $47,000, or 47.0%. This increase was primarily attributable to a one- time gain of $42,000 from the sale of NYCE Corporation stock, as discussed above. The Company also recorded net gains on sale of loans of $19,000 for the current six-month period compared to no such gains for the same period a year ago. These increases to income are partially offset by a decline of $7,000, or 18.4% in services charges and other fees between the two periods, as well as a slight decline in other operating income.

Non-interest expense for the six months ended June 30, 2002 was $1.1 million, or $179,000 more than expenses for the six months ended June 30, 2001. The increase was primarily attributable to increases in compensation expenses, advertising, and legal and collection expenses. Salary expense increased $75,000, or 15.4%, as a result of staff additions and annual merit increases. Advertising expense increased $9,000, or 60.0%, as we have engaged an advertising firm to run an on-going advertising campaign for the bank. Legal and collection expense increased $48,000, or 800.0% as a result of the filing and accounting regulations related to being a public company, and as a result of expenses incurred related to working out our largest non-performing asset. A portion of the expenses related to the non-performing asset is expected to be recovered when the loan settlement is received.


FINANCIAL CONDITION

General

         Certain components of Clover Leaf Financial's consolidated balance sheet at June 30, 2002 compared to December 31, 2001 are presented in summary form in the following table. Total assets decreased $5,566,000 to $90,535,000 compared to $96,101,000 at December 31, 2001. This decrease resulted from a decrease in interest bearing due from bank balances in the amount of $9,398,000, partially offset by an increase in gross loans outstanding of $4,022,000 and an increase in investment securities of $1,156,000. Total deposits decreased $10,585,000 from December 31, 2001 to June 30, 2002. Outstanding Federal Home Loan Bank advances increased from $1,500,000 at December 31, 2001 to $7,000,000 at June 30, 2002.

Selected Comparative Balance Sheet Items
(Dollars in Thousands)
                                                         June 30    December 31
                                                          2002         2001
                                                        -------      -------

Total assets .......................................... $90,535      $96,101
Loans .................................................  67,103       63,081
Investment securities .................................  18,527       17,371
Deposits ..............................................  70,348       80,933
Securities sold under agreements to repurchase ........     375          354
Federal Home Loan Bank advances .......................   7,000        1,500
Stockholders' equity ..................................  12,436       12,510


Loans

         Gross loans increased 6.4%, or $4,022,000, from December 31, 2001 to June 30, 2002. Commercial real estate loans increased $6,929,000 during the first six months of 2002.

         The following table presents the composition of the loan portfolio by type of borrower and major loan category and the percentage of each to the total portfolio at the date presented.

Loan Portfolio Composition
(Dollars in Thousands)
                                              June 30,            December 31,
                                                2002                 2001
                                          -----------------   ------------------
Commercial borrowers: ..................   Amount   Percent    Amount   Percent
                                          -------   ------    -------   ------
Commercial, financial ..................  $ 6,039     9.0%    $ 7,732    12.3%
and agricultural
Commercial real estate .................   20,900    31.1      13,971    22.1
Real estate construction ...............      577     0.9       1,193     1.9
                                          -------   ------    -------   ------
          Total commercial .............   27,516    41.0      22,896    36.3
                                          -------   ------    -------   ------

Consumer borrowers:
1-4 family residential
     real estate .......................   35,932    53.6      33,773    53.5
Other consumer loans ...................    3,655     5.4       6,412    10.2
                                          -------   ------    -------   ------
          Total consumer ...............   39,587    59.0      40,185    63.7
                                          -------   ------    -------   ------

          Total loans ..................  $67,103   100.0%    $63,081   100.0%
                                          =======   ======    =======   ======

Investments

         Total investments increased to $18,527,000, at June 30, 2002 compared to $17,371,000 at year-end 2001.

         Investments in securities are made based on certain considerations, which include the interest rate, tax yield, settlement date and maturity date of the securities, Clover Leaf Financial's liquidity position, and anticipated cash needs and sources. The effect that the proposed securities would have on Clover Leaf Financial's credit and interest rate risk and risk-based capital is also considered. Clover Leaf Financial purchases securities to provide necessary liquidity for day-to-day operations, and when investable funds exceed loan demand.

         Available-for-sale investment securities are recorded at fair value. Net unrealized gains on available-for-sale investment securities totaled $145,000 and $269,000 at June 30, 2002 and December 31, 2001, respectively.

The following table presents the composition of investment securities at their carrying values at the date presented.

Investment Securities Portfolio Composition
(Dollars in Thousands)

                                                                                 June 30   December 31
                                                                                  2002        2001
                                                                                -------     -------

Available-for-sale securities:

Obligations of U. S. government corporations and agencies ...................   $ 7,695     $ 8,532
Mortgage-backed securities ..................................................     6,070       4,365
Obligations of states and political subdivisions ............................       856         874
Federal Home Loan Bank stock ................................................     3,367       3,065
Corporate securities ........................................................       539         535
                                                                                -------     -------
     Total available-for-sale ...............................................   $18,527     $17,371
                                                                                =======     =======

Deposits

         Clover Leaf Financial's deposit base is its primary source of liquidity and consists of deposits originating within the communities served by its banking locations. Deposits are Clover Leaf Financial's primary and most reliable funding source for interest earning assets.

         Total deposits decreased $10,585,000 to $70,348,000 at June 30, 2002 from $80,933,000 at December 31, 2001. The overall decrease in deposits was partially attributable to subscription funds of $6,411,000 held in a non-interest bearing demand deposit account by the Bank as part of the stock offering that were subsequently returned to the subscribers. Those funds were on deposit at the Bank at December 31, 2001, as checks had already been returned to subscribers but not cashed until the first quarter of 2002. Time deposits decreased $5,907,000 from year-end 2001. Savings and money market deposits increased $2,051,000 from year-end 2001.

         Balances in noninterest bearing demand deposits decreased $6,878,000 from year-end 2001. This decrease was primarily attributable to the subscription funds held by the Bank at December 31, 2001, as discussed above.

         The following table sets forth the composition of deposits and the percentage of each category to total deposits at the dates presented.

Deposit Liability Composition
(Dollars in Thousands)

                                                                       June 30             December 31
                                                                        2002                  2001
                                                                 -------------------   -----------------
                                                                 Amount      Percent    Amount   Percent
                                                                 -------     ------    -------   ------

Noninterest bearing demand deposits ..........................   $ 6,183      8.8 %    $13,061    16.1%
Interest bearing demand deposits .............................     2,953      4.2        2,804     3.5
Savings and money market deposits ............................    19,927     28.3       17,876    22.1
Time deposits $100,000 or more ...............................     4,782      6.8        7,445     9.2
Time deposits less than $100,000 .............................    36,503     51.9       39,747    49.1
                                                                 -------    ------     -------   ------
     Total deposits ..........................................   $70,348    100.0%     $80,933   100.0%
                                                                 =======    ======     =======   ======

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

         Clover Leaf Bank had $7,000,000 and $1,500,000 outstanding in Federal Home Loan Bank advances at June 30, 2002 and December 31, 2001, respectively. The Federal Home Loan Bank advances outstanding at June 30, 2002 consisted of four advances. These advances were in the amount of $500,000, $1,000,000, $3,000,000 and $2,500,000 and had rates of 5.96%, 5.49%, 2.13%, and 2.12%, respectively. The increase in Federal Home Loan Bank advances during the first six months of 2002 was a result of increased loan demand and a decrease in available deposits to fund such demand.

         Repurchase agreements in the amount of $375,000 and $354,000 were outstanding as of June 30, 2002 and December 31, 2001, respectively.

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

         At June 30, 2002, nonperforming assets totaled $1,692,000, or 1.87% of total assets, compared to nonperforming assets at year-end 2001 of $1,554,000 or 1.62% of total assets. Nonperforming assets at June 30, 2002 included $19,000 relating to foreclosed assets. There were no foreclosed assets in the nonperforming assets at December 31, 2001. Management does not anticipate any significant losses upon disposition of the foreclosed assets held at June 30, 2002.

        The following table sets forth a summary of Clover Leaf Financial's loan portfolio mix and nonperforming assets.

Loan Portfolio Mix and Nonperforming Assets
(Dollars in Thousands)

                                                     June 30, 2002                December 31, 2001
                                         --------------------------------   ----------------------------
                                            Loans and                         Loans and
                                           Foreclosed     Non-performing     Foreclosed   Non-performing
                                            Property          Assets          Property       Assets
                                         -------------   ----------------    -----------  -----------

Commercial borrowers:
Commercial, financial and
     agricultural ..................       $ 6,039          $   449          $ 7,732         $   490
Commercial real estate .............        20,900             --             13,971            --
Real estate construction ...........           577              503            1,193             483
                                           -------          -------          -------         -------
          Total commercial .........        27,516              952           22,896             973

Consumer borrowers:
1-4 family residential
     real estate ...................        35,932              528           33,773             406
Other consumer loans ...............         3,655              193            6,412             175
                                           -------          -------          -------         -------
          Total consumer ...........        39,587              721           40,185             581
                                           -------          -------          -------         -------
          Total loans ..............        67,103            1,673           63,081           1,554
Foreclosed assets ..................            19               19             --              --
                                           -------          -------          -------         -------
          Total ....................       $67,122          $ 1,692          $63,081         $ 1,554
                                           =======          =======          =======         =======

Nonaccrual loans ...................                        $ 1,673                          $ 1,439
Accruing loans past due
     90 days or more ...............                           --                                115
Troubled debt restructurings .......                           --                               --
                                                            -------                          -------
     Total nonperforming loans .....                          1,673                            1,554
Foreclosed assets ..................                             19                             --
                                                            -------                          -------
     Total nonperforming assets ....                        $ 1,692                          $ 1,554
                                                            =======                          =======

Nonperforming loans to total loans .                           2.49%                            2.46%
Nonperforming assets to total loans
     and foreclosed assets .........                           2.52%                            2.46%
Nonperforming assets to total assets                           1.87%                            1.62%



         Net charge-offs for the second quarter of 2002 totaled $35,000 compared to net recoveries of $2,000 for the second quarter of 2001. During the first six months of 2002, net charge-offs totaled $46,000 compared to $5,000 for the first six months of 2001. Net charge-offs as a percentage of average total loans was ..22% for the second quarter of 2002. During the second quarter of 2001, the Company reported net recoveries of $2,000. For the six months ended June 30, 2002 and 2001, net charge-offs as a percentage of average total loans was .15% and .02%, respectively.

         Clover Leaf Financial's allowance for loan losses at June 30, 2002, decreased to $642,000 from $646,000 at December 31, 2001. At June 30, 2002, the allowance for loan losses represented 38.38% of non-performing loans compared to 41.57% and 102.75% at December 31, 2001 and June 30, 2001, respectively. The ratio of the allowance for loan losses to total loans was .97% at June 30, 2002 compared to 1.02% and 1.02% at December 31, 2001 and June 30, 2001, respectively. Management believes that the allowance for loan losses at June 30, 2002 was adequate to absorb probable losses inherent in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

         Potential Problem Loans. We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled meeting of the boards of directors of our subsidiary banks, a watch list is presented, showing all loans listed as "Special Mention," "Substandard," "Doubtful" and "Loss." An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention.

         Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by our subsidiary banks' primary regulators, which can order the establishment of additional general or specific loss allowances. The Office of the Comptroller of the Currency, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it has established an adequate allowance for probable loan losses. We analyze our process regularly, with modifications made if needed, and reports those results four times per year at meetings of our board of directors however, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

         Potential problem loans are loans included on the watchlist presented to the Board of Directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. The aggregate principal amounts of potential problem loans as of June 30, 2002, December 31, 2001, and June 30, 2001were approximately $1.7 million, $2.2 million, and $2.5 million, respectively.

         Allowance for Loan Losses. Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this "critical accounting policy" involves judgements, estimates and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

         The following table presents information pertaining to the activity in and an analysis of Clover Leaf Financial's allowance for loan losses for the periods presented.

Allowance For Loan Losses
(Dollars in Thousands)

                                                         Three Months Ended       Six Months Ended
                                                               June 30                 June 30
                                                     ----------------------    ---------------------
                                                       2002         2001          2002         2001
                                                     -------      -------       -------      -------

Balance at beginning of period ............           $ 656        $ 622         $ 646        $ 625
Loans charged off:
     Commercial, financial and agricultural            --           --            --              4
     Consumer .............................              41           20            62           37
                                                      -----        -----         -----        -----
               Total charge-offs ..........              41           20            62           41
                                                      -----        -----         -----        -----

Recoveries of loans previously charged off:
     Consumer .............................               6           22            16           36
                                                      -----        -----         -----        -----
               Total recoveries ...........               6           22            16           36
                                                      -----        -----         -----        -----

Net charge-offs (recoveries) ..............              35           (2)           46            5
Provision for loan losses .................              21           12            42           16
                                                      -----        -----         -----        -----
Balance at end of period ..................           $ 642        $ 636         $ 642        $ 636
                                                      =====        =====         =====        =====

Net charge-offs as a percent of
     average total loans ..................             .05%        (.00)%         .07%         .01%
Allowance for loan losses to total loans ..             .97%        1.02%          .97%        1.02%
Allowance for loan losses to
     nonperforming loans ..................           38.38%       102.75%       38.38%       102.75%

CAPITAL RESOURCES

Capital Resources

         Total stockholders' equity decreased $74,000 from $12,510,000 at December 31, 2001 to $12,436,000 at June 30, 2002. This decrease in stockholders' equity during the first six months of 2002 was primarily due to the additional purchase of shares by the Employee Stock Ownership Plan. Also contributing to the decline were payments made during 2002 relative to the stock offering completed in December 2001, and a decrease in the net unrealized gains within the available for sale securities portfolio from the level at December 31, 2001. Net income of $217,000 for the first six months of 2002 partially offset these items which reduced stockholders' equity during the same time period.

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At June 30, 2002, Clover Leaf Bank's Tier 1 and Total capital ratios were 16.67% and 17.74%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. Clover Leaf Bank's leverage ratio at June 30, 2002, was 11.16%. Accordingly, Clover Leaf Bank has satisfied these regulatory guidelines.

Liquidity and Capital Resources

         Clover Leaf Bank's primary sources of liquidity or internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of liquidity consist primarily of increases in deposits.

         At June 30, 2002, Clover Leaf Bank had loan commitments of $3.7 million and unused lines of credit of $2.6 million. Clover Leaf Bank believes it has adequate resources to fund loan commitments as they arise. If Clover Leaf Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available. At June 30, 2002, approximately $29.4 million of time deposits were scheduled to mature within one year. We expect that substantially all of these time deposits either will be renewed upon maturity or will be placed in money market accounts at Clover Leaf Bank. Clover Leaf Bank intends to sell a greater percentage of its residential real estate loan originations, which will provide additional liquidity.

Sources of Funds

         General. Deposits have been our primary source of funds for lending and other investment purposes. In addition to deposits, we derive funds primarily from principal and interest payments on loans. These loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by market interest rates. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, and may be used on a longer-term basis for general business purposes.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Clover Leaf Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At June 30, 2002, Clover Leaf Bank was not involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on May 28, 2002. At the meeting, Henry L. Malench and Robert W. Schwartz were elected to serve as directors with terms expiring in 2005. Continuing with terms expiring in 2003 were Dennis M. Terry, Joseph J. Gugger, and Kenneth P. Highlander. Continuing with terms expiring in 2002 were Gary
         D. Niebur and Philip H. Weber.

         The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

                                                                         Number of Votes

                                                                        For        Against
The election of the following directors for a three-year term:
Henry L. Malench                                                       532,507        0

Robert W. Schwartz                                                     532,507        0


                                                                                               Broker
                                                               For    Against    Abstain     Non-Votes
The ratification of McGladrey & Pullen, LLP as independent
auditors for the year ending December 31, 2002              532,207      0         300          0


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: 99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K: No reports on Form 8-K were filed by Clover Leaf Financial during the second quarter of 2002.

                                  EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION



99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CLOVER LEAF FINANCIAL CORP.
                                               --------------------------------
                                                        (Registrant)


DATE:  August  13, 2002                        By:/s/ Dennis M. Terry
-----------------------                           -------------------
                                                  Dennis M. Terry
                                                  President and Chief
                                                  Executive Officer



DATE:  August 13, 2002                         By:/s/ Darlene F. McDonald
----------------------                            -----------------------
                                                  Darlene F. McDonald
                                                  Senior Vice President and
                                                  Treasurer (Principal Financial
                                                  And Accounting Officer)

                                                                    Exhibit 99.1


      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            ---------------------------------------------------------



Dennis M. Terry, Chief Executive Officer and Darlene F. McDonald, Chief Financial Officer of Clover Leaf Financial Corp. (the "Company") each certify that we have reviewed the quarterly report on Form 10-QSB for the quarter ended June 30, 2002. We further certify that:

(1) the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



DATE:  August  13, 2002                        By:/s/ Dennis M. Terry
-----------------------                           -------------------
                                                  Dennis M. Terry
                                                  President and Chief
                                                  Executive Officer



DATE:  August 13, 2002                         By:/s/ Darlene F. McDonald
----------------------                            -----------------------
                                                  Darlene F. McDonald
                                                  Senior Vice President and
                                                  Treasurer (Principal Financial
                                                  And Accounting Officer)