Form 10QSB
period 2002-09-30
CLOVER LEAF FINANCIAL CORP
filed 2002-11-14
CIK 1144514

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period _______________    to    __________________

                           Commission File No. 0-33413

                           CLOVER LEAF FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                            37-1416016
(State of incorporation)                       (IRS Employer Identification No.)


200 East Park Street, Edwardsville, Illinois                           62025
  (Address of Principal Executive Offices)                           (Zip Code)

                                 (618) 656-6122
              (Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                    No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                             Outstanding at November 13, 2002
Common stock $.10 par value                               661,250

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                    Consolidated Balance Sheets                               3
                    Consolidated Statements of Income                         4
                    Consolidated Statement of Changes in Stockholders'
                       Equity and Comprehensive Income                        5
                    Consolidated Statements of Cash Flows                     6
                    Notes to Consolidated Financial Statements                7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS           9

         ITEM 3.  CONTROLS AND PROCEDURES                                    16


PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                          17

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  17

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        17

         ITEM 5.  OTHER INFORMATION                                          17

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           18

SIGNATURE AND CERTIFICATIONS                                                 19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in Thousands, except per share data)

                                                                                             September 30,         December 31,
                                                                                                 2002                  2001
                                                                                            ----------------     -----------------
ASSETS
     Cash and due from banks                                                                        $ 1,904                $2,513
     Interest bearing deposits in other financial institutions                                        2,316                10,279
                                                                                            ----------------     -----------------
        Total cash and cash equivalents                                                               4,220                12,792

     Securities available-for-sale                                                                   14,223                14,306
     Federal Home Loan Bank stock                                                                     3,409                 3,065
     Loans, net of allowance for loan losses of
         $670 in 2002 and $646 at December 31, 2001                                                  65,384                62,435
     Bank premises and equipment                                                                      2,518                 2,601
     Accrued interest receivable                                                                        409                   488
     Other assets                                                                                       361                   414
                                                                                            ----------------     -----------------
               TOTAL ASSETS                                                                         $90,524               $96,101
                                                                                            ================     =================
LIABILITIES
     Deposits:
          Noninterest bearing                                                                        $6,885               $13,061
          Interest bearing                                                                           62,259                67,872
                                                                                            ----------------     -----------------
               Total deposits                                                                        69,144                80,933

     Federal Home Loan Bank advances                                                                  8,000                 1,500
     Other borrowings                                                                                   406                   354
     Accrued interest payable                                                                           227                   315
     Other liabilities                                                                                  177                   489
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES                                                                     77,954                83,591

STOCKHOLDERS' EQUITY
     Preferred stock, $.10 par value - 250,000 shares authorized;
          none issued or outstanding at September 30, 2002 or December 31, 2001                           -                     -
     Common stock, $.10 par value - 2,000,000 shares authorized; 661,250
          shares issued at September 30, 2002 and December 31, 2001, respectively                        66                    66
     Surplus                                                                                          6,066                 6,134
     Retained earnings                                                                                6,511                 6,158
     Accumulated other comprehensive income                                                              93                   177
     Unearned Employee Stock Ownership Plan shares                                                    (166)                  (25)
                                                                                            ----------------     -----------------
               TOTAL STOCKHOLDERS' EQUITY                                                            12,570                12,510
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $90,524               $96,101
                                                                                            ================     =================

See the accompanying notes to unaudited consolidated financial statements.

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in Thousands)

                                                              Three Months Ended                        Nine Months Ended
                                                                 September 30,                            September 30,
                                                      ------------------------------------      -----------------------------------
                                                           2002                2001                  2002                2001
                                                      ----------------    ----------------      ----------------    ---------------
Interest Income and dividend income:
     Loans, including fees                                     $1,142              $1,143                $3,331             $3,470
     Securities                                                   168                 235                   525                730
     Federal Home Loan Bank dividends                              42                  43                   144                 60
     Interest-bearing deposits in other banks                      10                  35                    28                146
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL INTEREST AND FEE INCOME                         1,362               1,456                 4,028              4,406
Interest Expense:
     Deposits                                                     555                 953                 1,804              2,904
     Federal Home Loan Bank advances                               62                  21                   119                 87
     Other borrowings                                               1                   2                     5                  2
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL INTEREST EXPENSE                                  618                 976                 1,928              2,993

                                                      ----------------    ----------------      ----------------    ---------------
               NET INTEREST INCOME                                744                 480                 2,100              1,413

Provision for loan losses                                          24                  12                    66                 28
                                                      ----------------    ----------------      ----------------    ---------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                          720                 468                 2,034              1,385
Noninterest Income:
     Service charges on deposit accounts                           22                  18                    61                 55
     Other service charges and fees                                15                  13                    46                 51
     Loan servicing fees                                            5                   3                    14                  9
     Gain on sale of loans                                         50                   -                    69                  -
     Gain on sale of investments                                    3                   -                     7                 11
     Other                                                          3                   3                    48                 11
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL NONINTEREST INCOME                                 98                  37                   245                137
Noninterest Expense:
     Salaries and employee benefits                               306                 260                   869                748
     Occupancy and equipment, net                                 106                  67                   240                203
     Data processing                                               51                  53                   160                161
     Advertising and marketing                                     12                  13                    36                 28
     Directors' fees                                               25                  24                    74                 74
     Audit and accounting fees                                     17                   9                    65                 54
     Legal & collection expense                                     7                  10                    61                 16
     Other                                                         92                  85                   253                200
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL NONINTEREST EXPENSE                               616                 521                 1,758              1,484

Net (loss) income before income taxes                             202                (16)                   521                 38
Income (benefit) Taxes                                             66                 (8)                   168                (8)
                                                      ----------------    ----------------      ----------------    ---------------

NET (LOSS)  INCOME                                              $ 136               $ (8)                  $353                $46
                                                      ================    ================      ================    ===============

Average Shares Outstanding:
     Basic and Diluted                                        648,550                 N/A               649,025                N/A


 Basic and Diluted Earnings Per Share                            $.21                 N/A                  $.54                N/A


See the accompanying notes to unaudited consolidated financial statements.

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in Thousands)

                                                       Nine Months Ended September 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Unearned
                                                                                           Accumulated        Employee
                                                                                              Other             Stock
                                         Common                            Retained       Comprehensive       Ownership    Total
                                          Stock           Surplus          Earnings       Income (Loss)      Plan Shares   Equity
                                        --------------------------------------------------------------------------------------------
Balance at December 31, 2001               $66           $6,134            $6,158            $177              $(25)      $12,510


Comprehensive income

   Net income                               -                -                353               -                 -           353

   Other comprehensive income,
   net of tax:

     Change in unrealized gain              -                -                 -              (79)                -           (79)
     on securities available-for-sale
       arising during the period,
     net of tax of $(42)

       Reclassification adjustment,         -                -                 -               (5)                             (5)
       Net of tax of $(2)                                                                                                  ---------

       Other comprehensive income (loss)                                                                                      (84)
       net of tax of $(44)                                                                                                 ---------

   Comprehensive income                                                                                                       269

Loan to ESOP for purchase of                -                -                 -                -              (141)         (141)
shares

Costs related to issuance of                -               (68)                -                -               -            (68)
common stock                            --------------------------------------------------------------------------------------------

Balance at September 30, 2002              $66           $6,066            $6,511             $93             $(166)      $12,570
                                          =====          ======            ======             ====            =====       =======


See the accompanying notes to unaudited consolidated financial statements.

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                     ----------------------------------------------
                                                                                            2002                      2001
                                                                                     --------------------     ---------------------
Cash Flows from Operating Activities
     Net income                                                                                    $ 353                       $46
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation                                                                         106                       123
                Provision for loan losses                                                             66                        28
                Net amortization (accretion) on investments                                           27                      (17)
                Deferred tax provision                                                                50                         7
                Realized gain on sale of investments                                                 (7)                      (11)
                Federal Home Loan Bank stock dividend                                              (144)                      (67)
                Gain on sale of loans                                                               (69)                         -
                Proceeds from sales of loans held for sale                                         2,054                         -
                Origination of loans held for sale                                               (1,986)                         -
                Decrease in accrued interest receivable                                               79                        14
                Decrease in other assets                                                               3                        96
                Increase (decrease) in accrued interest payable                                     (88)                       302
                Decrease in other liabilities                                                      (312)                     (510)
                                                                                     --------------------     ---------------------
                            Net cash provided by operating activities                                132                        11
                                                                                     --------------------     ---------------------


Cash  Flows from Investing Activities:
     Purchase of securities available-for-sale                                                   (4,177)                   (5,608)
     Proceeds of sales and maturities of securities available-for-sale and paydowns                4,156                     5,490
     Purchase of Federal Home Loan Bank stock, net                                                 (200)                   (2,500)
     Increase in loans, net                                                                      (3,014)                   (4,471)
     Purchases of premises and equipment                                                            (23)                      (10)
                                                                                     --------------------     ---------------------
                            Net cash provided by (used in) investing activities                  (3,258)                   (7,099)
                                                                                     --------------------     ---------------------

Cash Flows from Financing Activities
     Increase (decrease) in deposits                                                            (11,789)                     2,547
     Proceeds from Federal Home Loan Bank advances                                                 6,500                         -
     Repayments of Federal Home Loan Bank advances                                                     -                   (1,500)
     Net increase in securities sold under agreements to repurchase                                   52                       187
     Loans to ESOP for purchase of shares                                                          (141)                         -
     Costs associated with issuance of stock                                                        (68)                         -
                                                                                     --------------------     ---------------------
                            Net cash provided by (used in) financing activities                  (5,446)                     1,234
                                                                                     --------------------     ---------------------
                            Net decrease in cash and cash equivalents                            (8,572)                   (5,854)
Cash and cash equivalents:
  Beginning                                                                                       12,792                     9,211
                                                                                     --------------------     ---------------------
  Ending                                                                                          $4,220                    $3,357
                                                                                     ====================     =====================

Supplemental Disclosures of Cash Flow Information
 Cash paid for:
     Interest                                                                                     $2,016                    $2,691
     Income taxes                                                                                     33                         -
Supplemental disclosure of non cash investing activities
Assets acquired through foreclosure                                                                    5                         -

See the accompanying notes to unaudited consolidated financial statements.

CLOVER LEAF FINANCIAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note A--Principles of Accounting

   The consolidated financial statements of Clover Leaf Financial Corp. ("Clover Leaf Financial" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and in the banking industry and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual reporting. Reference is hereby made to the notes to consolidated financial statements contained in Clover Leaf Financial's annual report on Form 10-KSB. The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been made. All such adjustments are of a normal recurring nature. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

   The consolidated financial statements include the accounts of the Company's subsidiary. Clover Leaf Financial is a bank holding company that engages in its business through its sole subsidiary, Clover Leaf Bank (the "Bank"), an Illinois-chartered state savings bank. All material intercompany transactions and balances are eliminated. Clover Leaf Financial was organized at the direction of the Board of Directors of the Bank for the purpose of owning all of the outstanding capital stock of the Bank following the completion of the Bank's mutual-to- stock conversion. Clover Leaf Financial offered for sale 661,250 shares of its outstanding common stock in a public offering to eligible depositors and members of the general public and this offering was completed on December 27, 2001. Prior to that date, Clover Leaf Financial had no assets or liabilities. Accordingly, the accompanying unaudited consolidated financial statements for the three-month and nine-month periods ending September 30, 2001 represent only the accounts of the Bank and its wholly owned subsidiary, Clover Leaf Financial Services, Inc.

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

CLOVER LEAF FINANCIAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  (Dollars in Thousands, Except Per Share Data)               Three Months Ended                         Nine Months Ended
                                                                 September 30,                             September 30,
                                                      ------------------------------------      ------------------------------------
                                                           2002                2001                  2002                2001
                                                      ----------------    ----------------      ----------------    ----------------

  Net income available to common  shareholders                   $136                $(8)                  $353                 $46

  Weighted average shares outstanding                         661,250                 N/A               661,250                 N/A
  Weighted average ESOP shares                               (12,700)                 N/A              (12,225)                 N/A

                                                      ----------------    ----------------      ----------------    ----------------
  Basic average shares outstanding                            648,550                 N/A               649,025                 N/A
                                                      ----------------    ----------------      ----------------    ----------------


  Basic and diluted earnings per share                           $.21                 N/A                  $.54                 N/A
                                                      ================    ================      ================    ================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

   The following discussion describes Clover Leaf Financial's results of operations during the three-month and nine-month periods ended September 30, 2002 and 2001, and its financial condition, asset quality, and capital resources as of September 30, 2002. This discussion should be read in conjunction with Clover Leaf Financial's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

FINANCIAL CONDITION

   Total assets as of September 30, 2002 were $90.5 million, a decrease of $5.6 million, or 5.8%, from assets of $96.1 million at December 31, 2001. The decrease in assets resulted primarily from stock offering subscription funds held by the Bank at December 31, 2001 that had been returned to but not yet cashed by subscribers. Net loans as of September 30, 2002 were $65.4 million, an increase of $3.0 million, or 4.7%, from net loan balances of $62.4 million at December 31, 2001. The commercial real estate loan portfolio increased $6.9 million, or 49.5%, compared to fiscal year-end. During the past year, the Bank has increased its focus on commercial lending, and has begun to sell residential loans on the secondary market, while retaining servicing rights for the sold loans. Securities, including Federal Home Loan Bank stock, increased $261,000, or 1.5% to $17.6 million at September 30, 2002 from $17.3 million at December 31, 2001. Cash and cash equivalents decreased $8.6 million, or 67.0% to $4.2 million at September 30, 2002 from $12.8 million at December 31, 2001. This decrease in cash resulted primarily from the subscription funds held by the Bank at December 31, 2001, as part of the stock offering as discussed above.

   Non-performing loans decreased $304,000 to $1.2 million at September 30, 2002 from $1.6 million at December 31, 2001. The non-performing loans to total loans ratio at September 30, 2002 was 1.89% compared to 2.46% at December 31, 2001.

   Deposits as of September 30, 2002 were $69.1 million, a decrease of $11.8 million, or 14.6%, from December 31, 2001. The decline in deposits resulted primarily from stock offering subscription funds held by the Bank at December 31, 2001 that had been returned to but not yet cashed by subscribers. The remaining decline in deposits is attributable to decreased activity in time deposits during a period of declining interest rates.

   Total shareholders' equity as of September 30, 2002 was $12.6 million, an increase of $60,000 or 0.5% from the $12.5 million at December 31, 2001. The increase in equity from December 31, 2001 to September 30, 2002 was primarily the result of the addition of earnings of $353,000, offset by the purchase of 10,700 shares of stock to fund the ESOP and a decrease in the unrealized gain on investment securities available for sale. At September 30, 2002 there were 661,250 shares of common stock outstanding, at a book value per share of $19.01.

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

   At September 30, 2002, nonperforming assets totaled $1,255,000, or 1.39% of total assets, compared to nonperforming assets at year-end 2001 of $1,554,000, or 1.62% of total assets. Nonperforming assets at September 30, 2002 included $5,000 relating to foreclosed assets. The Bank held no foreclosed assets at December 31, 2001. Management does not anticipate any material losses upon disposition of the foreclosed assets held at September 30, 2002.

   The following table sets forth a summary of Clover Leaf Financial's loan portfolio mix and nonperforming assets.

Loan Portfolio Mix and Nonperforming Assets
(Dollars in Thousands)
                                                September 30, 2002                     December 31, 2001
                                    ----------------------------------    ----------------------------------
                                       Loans and                            Loans and
                                      Foreclosed        Non-performing     Foreclosed        Non-performing
                                        Assets              Assets           Assets              Assets
                                    ---------------    ---------------    --------------    ----------------

Real Estate
  One- to four-family                    $35,406           $   600            $33,773            $   406
  Commercial                              20,890                22             13,971               --
  Construction and land                      710               182              1,193                483

Non-real estate
  Consumer                                 3,287               163              6,412                175
  Commercial Business                      5,761               283              7,732                490
                                         -------           -------            -------            -------
Gross loans                               66,054             1,250             63,081              1,554
Foreclosed assets                              5                 5               --                 --
                                         -------           -------            -------            -------
          Total                          $66,059           $ 1,255            $63,081            $ 1,554
                                         =======           =======            =======            =======

Nonaccrual loans                                           $ 1,156                               $ 1,439
Accruing loans past due
     90 days or more                                            94                                   115
Troubled debt restructurings                                  --                                    --
                                                           -------                               -------
     Total nonperforming loans                               1,250                                 1,554
Foreclosed assets                                                5                                  --
                                                           -------                               -------
     Total nonperforming assets                            $ 1,255                               $ 1,554
                                                           =======                               =======

Nonperforming loans to gross loans
                                                             1.89%                                 2.46%
Nonperforming assets to gross loans
     and foreclosed assets                                   1.90%                                 2.46%
Nonperforming assets to total assets                         1.39%                                 1.62%


   The Bank recorded net recoveries of $4,000 for the third quarter of 2002 compared to net charge-offs of $46,000 for the third quarter of 2001. During the first nine months of 2002, net charge-offs (recoveries) totaled $42,000 compared to $51,000 for the first nine months of 2001. Net charge-offs as a percentage of average total loans was (.01)% for the third quarter of 2002 compared to .08% for the third quarter of 2001. For the nine months ended September 30, 2002 and 2001, net charge-offs as a percentage of average total loans was .06% and .09%, respectively.

   Clover Leaf Financial's allowance for loan losses at September 30, 2002, increased to $670,000 from $646,000 at December 31, 2001. At September 30, 2002, the allowance for loan losses represented 53.60% of non-performing loans compared to 41.57% at December 31, 2001. The ratio of the allowance for loan losses to total loans was 1.01% at September 30, 2002 compared to 1.02% at December 31, 2001. Management believes that the allowance for loan losses at September 30, 2002 was adequate to absorb probable losses inherent in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

   Potential Problem Loans. We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled meeting of the board of directors of our subsidiary bank, a watch list is presented, showing all loans listed as "Special Mention," "Substandard," "Doubtful" and "Loss." An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention.

   Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Bank's primary regulators, which can require the establishment of additional general or specific loss allowances. The Office of Banks and Real Estate, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it has established an adequate allowance for probable loan losses. We analyze our process regularly, with modifications made if needed, and report those results four times per year at meetings of our board of directors however, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

   Potential problem loans are loans included on the watchlist presented to the Board of Directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. The aggregate principal amounts of potential problem loans as of September, 2002 and December 31, 2001, were $1.7 million, and $2.2 million, respectively.

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


Allowance For Loan Losses
(Dollars in Thousands)
                                                       Three Months Ended        Nine Months Ended
                                                          September 30             September 30
                                                   ------------------------    --------------------
                                                      2002         2001          2002       2001
                                                   ----------    ----------    --------   ---------

Balance at beginning of period                       $ 642         $ 636       $ 646         $ 625
Loans charged off:
     Commercial, financial and agricultural           --            --          --               4
     Consumer                                           23            60          85            97
                                                     -----         -----       -----         -----
               Total charge-offs                        23            60          85           101
                                                     -----         -----       -----         -----

Recoveries of loans previously charged off:
     Consumer                                           27            14          43            50
                                                     -----         -----       -----         -----
               Total recoveries                         27            14          43            50
                                                     -----         -----       -----         -----

Net charge-offs (recoveries)                            (4)           46          42            51
Provision for loan losses                               24            12          66            28
                                                     -----         -----       -----         -----
Balance at end of period                             $ 670         $ 602       $ 670         $ 602
                                                     =====         =====       =====         =====

Net charge-offs (recoveries) as a percent of
     average total loans                              (.01)%         .08%        .06%          .09%
Allowance for loan losses to gross loans
                                                      1.01%          .97%       1.01%          .97%
Allowance for loan losses to
     nonperforming loans                             53.60%        41.18%      53.60%        41.18%

Income Information - Quarter

   Net income for the 3 months ended September 30, 2002 was $136,000, compared to a net loss of $8,000 for the prior year's quarter ended September 30, 2001.

   Net interest income after provision for loan losses for the three months ended September 30, 2002 was $720,000, compared to $468,000 for the three months ended September 30, 2001, an increase of $252,000 or 53.8%. The increase in net interest income resulted primarily from a 132 basis point increase in the average net interest margin to 3.43% from 2.11% in the prior year. This increase in the average net interest margin is largely attributed to a decrease of 149 basis points paid on time deposits to 4.25% at September 30, 2002 from 5.74% in the prior year.

   Interest income for the three months ended September 30, 2002 declined to $1.4 million, a decrease of $94,000, or 6.5% compared to the year-ago period. The decrease was primarily due to lower average yields on loans and securities, partially offset by higher average balances in loans. Average interest-earning assets for the three months ended September 30, 2002 were $86.3 million, an increase of $3.7 million, or 4.5%, over average interest-earning assets for the three months ended September 30, 2001 of $82.6 million. Average loan balances increased $5.8 million while average security balances decreased by $265,000. This net growth was partially offset by a decline of $1.8 million in interest bearing deposits in other financial institutions. The average loan yield declined 79 basis points to 6.58% at September 30, 2002 from 7.37% in the prior year. The average security yield declined 137 basis points to 4.62% at September 30, 2002 from 5.99% in the prior year.

   Interest expense for the most recent three-month period fell by $358,000 to $618,000, a decrease of 36.7% compared to the same period last year. The decrease was primarily due to lower rates paid on interest-bearing deposits and borrowings, as well as to lower balances of certificates of deposit accounts and a higher concentration of non-interest-bearing and low interest-bearing deposits among total deposits for the period. Average rates paid on interest-bearing liabilities for the three months ended September 30, 2002 declined by 174 basis points to 3.41% from 5.15% for the same period last year. The average interest rate paid on certificates of deposit fell by 149 basis points to 4.25% for the three months ended September 30, 2002, from 5.74% for the prior-year period. For the three months ended September 30,2002, the average balances of lower-cost savings and money market accounts increased by $1.9 million, while the average balances of higher yielding certificates of deposits declined by $12.5 million compared to the three months ended September 30, 2001.

   Non-interest income for the three months ended September 30, 2002 was $98,000 compared to $37,000 for the three months ended September 30, 2001, an increase of $61,000, or 164.9%. This increase was primarily attributable to the gain on sale of loans of $50,000. These loans were sold with servicing rights being maintained by the Bank. Service charges on deposits and other service charges and fees increased a total of $6,000 or 19.4% between the two periods. The Company also recorded net gains on sales of securities of $3,000 for the quarter ended September 30, 2002 compared to no gains for the same quarter last year.

   Non-interest expense for the three months ended September 30, 2002 was $95,000, or 18.2% more than expense for the three months ended September 30, 2001. The increase was primarily attributable to increases in compensation and employee benefits of $46,000, or 17.7%, and in occupancy expenses of $39,000, or 58.2%. Compensation increased as a result of staff additions and annual merit increases, and additional occupancy costs were attributable to a $27,000 increase in real estate property taxes, and a $15,000 increase in building maintenance as several projects were completed to enhance the efficiency and appearance of the current building.


Income Information - Nine Months

   Net income for the nine months ended September 30, 2002 was $353,000, compared to net income of $46,000 for the nine months ended September 30, 2001, an increase of 667.4%.

   Net interest income after provision for loan losses for the nine months ended September 30, 2002 was $2.0 million, compared to $1.4 million for the nine months ended September 30, 2001, an increase of $649,000, or 46.9%. The net interest margin for the nine-month period was 3.33%, compared to a net interest margin of 2.26% for the nine-month period ended September 30, 2001.

   Interest income declined $378,000, or 8.6%, compared to the year-ago period. The decrease was primarily due to lower average yields on loans and securities, partially offset by higher average balances in loans. Average interest-earning assets for the nine months ended September 30, 2002 were $84.6 million, an increase of $4.0 million, or 5.0%, over average interest-earning assets of $80.6 million for the nine months ended September 30, 2001. Average loan balances increased $4.8 million, or 8.1% to $64.0 million for the period ended September 30, 2002 compared to $59.2 million for the same period in the prior year. Average security balances increased $1.2 million, or 7.0% to $18.4 million for the period ended September 30, 2002 compared to $17.2 million for the same period in the prior year. The average loan yield declined 84 basis points to 6.75% at September 30, 2002 from 7.59% in the prior year. The average security yield declined 121 basis points to 4.86% at September 30, 2002 from 6.07% in the prior year.

   Interest expense for the nine-month period ended September 30, 2002 decreased to $1.9 million, a decline of $1.1 million or 35.6%, compared to the same period last year. The decrease was primarily due to lower rates paid on interest-bearing deposits, as well as to lower balances of certificate of deposit accounts and a higher concentration of non-interest-bearing and low interest-bearing deposits among total deposits for the period. The average interest paid on certificates of deposit fell by 150 basis points to 4.52% for the nine months ended September 30, 2002, from 6.02% for the prior-year period. The average balances of lower-cost savings and money market accounts increased by $5.8 million, while average balances of higher-yielding certificates of deposit declined by $12.3 million compared to the nine months ended September 30, 2001.

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

   Non-interest income for the nine months ended September 30, 2002 was $245,000 compared to $137,000 for the nine months ended September 30, 2001, an increase of $108,000, or 78.8%. This increase was primarily attributable to the gain on sale of loans of $69,000. The Company also recorded a gain on the sale of NYCE Stock, which was classified as an Other Asset for balance sheet purposes, of $42,000 for the current nine-month period compared to no such gains for the same period a year ago. These increases were partially offset by a slight decline in other operating income.

   Non-interest expense for the nine months ended September 30, 2002 was $1.8 million, or $274,000 more than expenses for the nine months ended September 30, 2001. The increase was primarily attributable to increases in compensation expenses, occupancy, and legal and collection expenses. Salary expense increased $121,000, or 16.2%, as a result of staff additions and annual merit increases. Occupancy expense increased $37,000, or 18.2%, due to increases in real estate property taxes and building maintenance as discussed above. Legal and collection expense increased $45,000, or 281.2% as a result of the filing and accounting regulations related to being a public company, and as a result of expenses incurred related to collection efforts on our non-performing consumer loan portfolio. The remaining increase is a result of slight increases in several expense categories, of which none are due to significant events.


LIQUIDITY AND CAPITAL RESOURCES

   Total stockholders' equity increased $60,000 from $12.5 million, at December 31, 2001 to $12.6 million, at September 30, 2002. This increase in stockholders' equity during the first nine months of 2002 was a result of net income of $353,000, partially offset by decreases due to the additional purchase of shares by the Employee Stock Ownership Plan, payments made during 2002 relative to the stock offering completed in December 2001, and a decrease in the net unrealized gains within the available for sale securities portfolio from the level at December 31, 2001.

   Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At September 30, 2002, Clover Leaf Bank's Tier 1 and Total capital ratios were 17.04% and 18.17%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. Clover Leaf Bank's leverage ratio at September 30, 2002, was 11.03%. Accordingly, Clover Leaf Bank has satisfied these regulatory guidelines.

   Clover Leaf Bank's primary sources of liquidity or internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of liquidity consist primarily of increases in deposits.

   At September 30, 2002, Clover Leaf Bank had loan commitments of $4.9 million and unused lines of credit of $2.3 million. Clover Leaf Bank believes it has adequate resources to fund loan commitments as they arise. If Clover Leaf Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available. At September 30, 2002, approximately $26.5 million of time deposits were scheduled to mature within one year. We expect that substantially all of these time deposits either will be renewed upon maturity or will be placed in money market accounts at Clover Leaf Bank. Clover Leaf Bank intends to sell a greater percentage of its residential real estate loan originations, which will provide additional liquidity.

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

ITEM 3.  CONTROLS AND PROCEDURES

   The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Clover Leaf Bank and Clover Leaf Financial are defendants in a lawsuit, Michael A. Schell v. Clover Leaf Bank, SB, Clover Leaf Financial Corporation, brought by Clover Leaf Bank's former President, alleging that the plaintiff's termination in May 2, 2000 violated Federal "whistle-blowing" statues. The plaintiff brought the lawsuit in the United States District Court for the Southern District of Illinois, and is seeking damages of $2.8 million for lost pay, as well as punitive damages. Clover Leaf Bank and Clover Leaf Financial have retained counsel and are vigorously defending against the plaintiff's claim.

         Clover Leaf Bank is otherwise involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. Other than as described above, at September 30, 2002, Clover Leaf Bank was not involved in any material legal proceedings.

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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a) Exhibits: 99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K: No reports on Form 8-K were filed by Clover Leaf Financial during the third quarter of 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CLOVER LEAF FINANCIAL CORP.
                                                     (Registrant)


DATE:  November 13, 2002                       By: /s/ Dennis M. Terry
                                                  ------------------------------
                                                  Dennis M. Terry
                                                  President and Chief
                                                  Executive Officer



DATE:  November 13, 2002                       By: /s/ Darlene F. McDonald
                                                  ------------------------------
                                                  Darlene F. McDonald
                                                  Senior Vice President and
                                                  Treasurer (Principal Financial
                                                  And Accounting Officer)

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Dennis M. Terry, President and Chief Executive Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of Clover Leaf Financial Corp.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:  November 13, 2002                            By: /s/ Dennis M. Terry
                                                        ------------------------
                                                        Dennis M. Terry
                                                        President and Chief
                                                        Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Darlene F. McDonald, Vice President and Treasurer (Chief Financial Officer), certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of Clover Leaf Financial Corp.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:  November 13, 2002                        By: /s/ Darlene F. McDonald
                                                    ----------------------------
                                                    Darlene F. McDonald
                                                    Vice President and Treasurer
                                                    (Chief Financial Officer)

                                                                    Exhibit 99.1


      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



Dennis M. Terry, Chief Executive Officer and Darlene F. McDonald, Chief Financial Officer of Clover Leaf Financial Corp. (the "Company") each certify that we have reviewed the quarterly report on Form 10-QSB for the quarter ended September 30, 2002. We further certify that:

(1) the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this  statement  is solely to comply  with Title 18,  Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


DATE:  November 13, 2002                       By: /s/ Dennis M. Terry
                                                  ------------------------------
                                                  Dennis M. Terry
                                                  President and Chief
                                                  Executive Officer



DATE:  November 13, 2002                       By: /s/ Darlene F. McDonald
                                                  ------------------------------
                                                  Darlene F. McDonald
                                                  Senior Vice President and
                                                  Treasurer (Principal Financial
                                                  And Accounting Officer)