Form 10KSB
period 2002-12-31
CLOVER LEAF FINANCIAL CORP
filed 2003-03-31
CIK 1144514

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            For the transaction period from __________ to __________

                         Commission File Number: 0-33413

                           CLOVER LEAF FINANCIAL CORP.
                           ---------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                      37-1416016
                 --------                                      ----------
      (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                     Identification Number)

200 East Park Street, Edwardsville, Illinois                       62025
--------------------------------------------                       -----
  (Address of Principal Executive Office)                        (Zip Code)

                                 (618) 656-6122
                                 --------------
               (Registrant's Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:     None

Securities Registered Pursuant to
Section 12(g) of the Act:  Common Stock, par value $0.10 per share
                           ---------------------------------------
                                        (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES _X_ NO ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

     The registrant's revenues for the fiscal year ended December 31, 2002 were $5.8 million.

     As of February 28, 2003, there were issued and outstanding 656,450 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of February 28, 2003 was $6.8 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of the 2002 Annual Report to Stockholders (Parts II and IV)

2.   Proxy Statement for the 2003 Annual Meeting of Stockholders (Part III)

                                     PART I

ITEM 1. Business

Clover Leaf Financial Corp.

     Clover Leaf Financial Corp. was organized at the direction of the Board of Directors of Clover Leaf Bank, SB for the purpose of acting as the stock holding company of Clover Leaf Bank. Clover Leaf Financial's assets consist primarily of the outstanding capital stock of Clover Leaf Bank and cash and investments of $2.1 million, representing a portion of the net proceeds from Clover Leaf Financial's stock offering completed December 27, 2001. At December 31, 2002, 661,250 shares of Clover Leaf Financial's common stock, par value $0.10 per share, were held by the public. Clover Leaf Financial's principal business is overseeing and directing the business of Clover Leaf Bank and investing the net stock offering proceeds retained by it. At December 31, 2002, Clover Leaf Financial had total consolidated assets of $95.5 million, total deposits of $72.5 million and stockholders' equity of $12.7 million.

     Clover Leaf Financial's office is located at 200 East Park Street, Edwardsville, Illinois 62025. Its telephone number is (618) 656-6122.

Clover Leaf Bank

     Founded in 1889, Clover Leaf Bank converted its charter from an Illinois-chartered savings bank to an Illinois-chartered commercial bank in December 2002. Clover Leaf Bank operates from its main office in Edwardsville, Illinois, and one branch office. Clover Leaf Bank's deposits are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation, up to the maximum amount permitted by law.

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

     Loan Portfolio Composition. The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and allowances for losses) as of the dates indicated.

                                            At December 31,
                               ----------------------------------------
                                      2002                  2001
                               ------------------    ------------------
                                Amount    Percent     Amount    Percent
                               --------   -------    --------   -------
                                         (Dollars in Thousands)
Real Estate Loans:
One- to four-family ........   $ 34,300     50.26%   $ 33,773     53.53%
Commercial .................     22,797     33.40      13,971     22.14
Construction and land ......        761      1.12       1,193      1.89
                               --------    ------    --------    ------
     Total real estate loans     57,858     84.78      48,937     77.56
                               --------    ------    --------    ------
Other Loans:
 Consumer:
  Deposit account ..........         --        --          80      0.13
  Automobile ...............      1,425      2.09       3,136      4.97
  Home equity ..............      1,611      2.36       1,639      2.60
  Other ....................      1,595      2.34       1,572      2.49
                               --------    ------    --------    ------
     Total consumer loans ..      4,631      6.79       6,427     10.19
                               --------    ------    --------    ------
 Commercial business .......      5,759      8.43       7,732     12.25
                               --------    ------    --------    ------
        Total gross loans ..     68,248    100.00%     63,096    100.00%

Less:
 Deferred fees and discounts         14                    15
 Allowance for losses ......        690                   646
                               --------              --------
 Total loans receivable, net   $ 67,544              $ 62,435
                               ========              ========

     The following table illustrates the interest rate sensitivity of our loan portfolio at December 31, 2002. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the full principal amount of the mortgage is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                      Due after one year
                            Due in one year or less   through five years   Due after five years          Total
                            ----------------------    ------------------   --------------------   ------------------
                                           Weighted             Weighted               Weighted             Weighted
                                            Average              Average                Average              Average
                             Amount          Rate      Amount     Rate      Amount       Rate      Amount     Rate
                            -------        --------   -------   --------   -------     --------   -------   --------
                                                              (Dollars in Thousands)
Real Estate loans:
   One- to four-family ..   $ 3,148          6.78%    $11,306     6.60%    $19,846       6.40%    $34,300     6.46%
   Commercial ...........     5,874          5.99      16,512     6.30         411       7.96      22,797     6.25
   Construction and land        761          6.87          --       --          --         --         761     6.87

Commercial business loans     2,863          5.50       2,457     6.69         439       5.93       5,759     5.75

Consumer loans ..........     2,923          6.49       1,389     7.80         319       7.15       4,631     7.23

Gross loans .............   $15.569          6.20%    $31,664     6.50%    $21,015       6.46%    $68,248     6.39%

     The total amount of loans due after December 31, 2003 which have predetermined interest rates is $41 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $11 million.

     One- to Four-Family Residential Real Estate Loans. Historically, we have emphasized the origination of one- to four-family loans secured by residential real estate. As of December 31, 2002, these loans totaled $34.3 million, or 50.3% of our total loan portfolio. Virtually all of our residential real estate loans have fixed rates of interest. Currently, we do not offer adjustable interest rates on our one- to four-family mortgage loans primarily because our customers prefer fixed-rate mortgage loans in the relatively low interest rate environment that currently exists. We generally retain most of the loans that we originate, although in the past we have sold loans on a servicing-retained basis. We intend to sell a greater percentage of our residential real estate loan originations on a servicing-retained basis. At December 31, 2002, we were servicing $10.3 million in loans for others.

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

     Commercial Real Estate Loans. We have increased our emphasis on commercial real estate lending in recent years. Loans secured by commercial real estate totaled $22.8 million, or 33.4% of our total loan portfolio as of December 31, 2002. Our commercial real estate loans are secured predominately by office buildings, and to a lesser extent warehouse properties and more specialized properties such as churches. We originate commercial real estate loans with a maximum term of three years. We offer both adjustable and fixed rates of interest on commercial real estate loans, with the interest rate for adjustable rate loans tied to the prime interest rate. Our largest commercial real estate loan at December 31, 2002 had a principal balance of $1.1 million and was collateralized by a law office building. This loan is performing in accordance with its terms.

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

     Construction and Land Loans. We originate two types of residential construction loans: (i) construction/speculative loans, and (ii) construction/permanent loans. As of December 31, 2002, construction and land loans totaled $.8 million, or 1.1% of our total loan portfolio.

     Construction/speculative loans are made to area homebuilders who do not have, at the time the loan is originated, a signed contract with a homebuyer who has a commitment for permanent financing with either Clover Leaf Bank or another lender. The homebuyer may enter into a purchase contract either during or after the construction period. These loans have the risk that the builder will have to make interest and principal payments on the loan and finance real estate taxes and other holding costs of the completed home for a significant time after the completion of construction. Funds are disbursed in phases as construction is completed. All construction/speculative loans require that the builder-borrower personally guarantee the full repayment of the principal and interest on the loan. These loans are generally originated for a term of twelve months, with interest rates that are tied to the prime lending rate, and with a loan-to-value ratio of no more than 75% of the lower of cost or the estimated value of the completed property. Generally, we limit our construction/speculative loans to one property per borrower at any given time, and the largest number of construction/speculative loans we have originated to a single borrower at any given time was for three properties. At December 31, 2002, the largest outstanding concentration of credit to one builder consisted of one construction/speculative loan with an aggregate balance of $170,000, which was performing in accordance with its terms.

     Construction/permanent loans are made to either a homebuilder or a homeowner who, at the time of construction, has a signed contract together with a commitment for permanent financing from Clover Leaf Bank for the finished home. The construction phase of a loan generally lasts up to six months, and the interest rate charged generally corresponds to the rate of the committed permanent loan, with loan-to-value ratios of up to 80% (or up to 90% if the borrower obtains private mortgage insurance) of the appraised estimated value of the completed property or cost, whichever is less. Following the initial 6-month period, construction/permanent loans convert to permanent loans, regardless of whether the construction phase has been completed. At December 31, 2002 the largest single outstanding construction loan of this type had an outstanding balance of $155,500 and was performing in accordance with its terms.

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

     Consumer Loans. Our consumer loans consist primarily of automobile loans, home equity lines of credit and overdraft loans, loans secured by deposits and securities, and unsecured personal loans. As of December 31, 2002, consumer loans totaled $4.6 million, or 6.8% of our total loan portfolio.

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

     Our indirect automobile loans have experienced higher than average delinquency and loss rates, and we discontinued this type of automobile lending in July 2000. Our automobile loan portfolio totaled $1.4 million, or 2.1% of total loans at December 31, 2002, compared to $3.1 million, or 5.0% of total loans, at December 31, 2001.

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

     We offer overdraft loans by providing unsecured lines of credit to qualifying checking accountholders. The line of credit must be pre-approved by Clover Leaf Bank's loan department. Overdraft loans totaled $.2 million, or .4% of our total loan portfolio as of December 31, 2002.

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

     Commercial Business Loans. We currently offer commercial business loans to existing customers in our market area, some of which are secured in part by additional real estate collateral. We make various types of secured and unsecured commercial business loans for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans are generally for less than three years. Equipment loans usually involve a one-time disbursement of funds, with repayment over the term of the loan, while operating lines of credit involve multiple disbursements and revolving notes that can be renewed annually. The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate. At December 31, 2002, we had 73 commercial business loans outstanding with an aggregate balance of $5.8 million, or 8.4%, of the total loan portfolio. As of December 31, 2002, our largest commercial business loan consisted of our participation interest in a $632,000 loan to a car dealer, which is secured by stock of the car dealership.

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

     Loan originations are adversely affected by rising interest rates, which typically result in decreased loan demand. Accordingly, the volume of our loan originations and the interest rates we can charge on loans vary from period to period. One- to four-family residential mortgage loans are generally underwritten to conform to Fannie Mae and Freddie Mac seller/servicer guidelines, and are currently originated on a fixed interest rate basis only. We generally retain the loans that we originate. When we do sell mortgage loans, we generally retain the servicing rights, which means that we will continue to collect payments on the loans and supervise foreclosure proceedings, if necessary. We retain a portion of the interest paid by the borrower on the loans, generally 25 basis points, as consideration for our services. We currently service $10.3 million of loans for others, and we intend to sell a portion of our one- to four-family residential mortgage loans in the future in an effort to reduce our interest rate risk.

         The following table summarizes our loan origination and repayment activities for the periods indicated. We did not purchase any loans during the periods indicated.

                                                           Years Ended December,
                                                           --------------------
                                                             2002         2001
                                                           -------      -------
                                                              (In Thousands)

Loans receivable, net, at beginning of period ........     $62,435      $56,859

Originations by type:
  Real estate
    One- to four-family ..............................      26,076       13,358
    Commercial .......................................      13,289       11,836
    Construction and land ............................          --           --
 Non-real estate
    Consumer .........................................       1,614        1,845
    Commercial business ..............................          --        2,952
                                                           -------      -------
         Total loans originated ......................      40,979       29,991
                                                           -------      -------

Sales and Repayments
  Sales:
    Real estate
       One- to four-family ...........................       8,204        3,091
       Commercial ....................................          --           --
       Construction and land .........................          --           --
    Non-real estate
      Consumer .......................................          --           --
      Commercial business
                                                           -------      -------
         Total loans sold ............................       8,204        3,091
  Principal repayments ...............................      27,709       21,432
                                                           -------      -------
         Total reductions ............................      35,913       24,523
Increase  in other items, net ........................          43          108
                                                           -------      -------
         Net increase ................................       5,109        5,576
                                                           -------      -------
Loans receivable, net, at end of period ..............     $67,544      $62,435
                                                           =======      =======

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

Asset Quality

         Delinquent Loans. The following table sets forth Clover Leaf Bank's loan delinquencies by type, amount and percentage at December 31, 2002.

                                        Loans Delinquent For:
                        -------------------------------------------------------   --------------------------
                               60-89 Days                90 Days and Over           Total Delinquent Loans
                        --------------------------   --------------------------   --------------------------
                                           Percent                      Percent                      Percent
                                           of Loan                      of Loan                      of Loan
                        Number   Amount   Category   Number   Amount   Category   Number   Amount   Category
                        ------   ------   --------   ------   ------   --------   ------   ------   --------
                                                       (Dollars in Thousands)
Real Estate:
  Commercial ........        1   $   41        0.2%       1   $  151        0.7%       2   $  192        0.8%
  One- to four-family       11      557        1.6        1       29        0.1       12      586        1.7
Consumer ............       26      128        2.8        1        5        0.1       27      133        2.9
Commercial business .        3      272        4.7        1       10        0.2        4      282        4.9
                        ------   ------   --------   ------   ------   --------   ------   ------   --------
     Total ..........       41   $  998        1.5%       4   $  195        0.3%      45   $1,193        1.8%
                        ======   ======   ========   ======   ======   ========   ======   ======   ========

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

     As of December 31, 2002, our total non-accrual loans amounted to $1.5 million compared to $1.4 million at December 31, 2001 . The largest contributor to the commercial non-accrual is a credit to a cabinet manufacturer that burned in a fire. Clover Leaf Bank received partial settlement from the insurance company in 2002, and the remaining balance of $283,000 is expected in 2003.

     The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. For all years presented, we had no troubled debt restructurings (which involve forgiving a portion of interest or principal on loans or making loans at materially less than market interest rates), and no foreclosed assets.

                                                                 Years
                                                          Ended December 31,
                                                          ------------------
                                                            2002      2001
                                                           ------    ------
                                                        (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ..................................   $  809    $  390
  Construction .........................................      182       483
  Commercial business ..................................      283       462
  Commercial real estate ...............................       59        --
  Consumer .............................................      196       104
                                                           ------    ------
     Total .............................................   $1,529     1,439
                                                           ------    ------
Accruing loans delinquent more than 90 days:
  One- to four-family ..................................       29        16
  Commercial business ..................................       10        28
  Commercial real estate ...............................      151        --
  Consumer .............................................        5        71
                                                           ------    ------
     Total .............................................      195       115
                                                           ------    ------
Total non-performing loans .............................   $1,724    $1,554
                                                           ======    ======
Total non-performing loans as a percentage of total
  assets................................................     1.80%     1.62%
                                                           ======    ======
Allowance for loan losses as a percentage of
  non-performing loans .................................    40.02%    41.57%
                                                           ======    ======
Allowance for loan losses as a percentage of gross loans
  receivable ...........................................     1.01%     1.02%
                                                           ======    ======

     For the years ended December 31, 2002 and 2001, respectively, $119,000 and $87,000 of gross interest income would have been recorded had our non-accruing loans been current in accordance with their original terms.

     Troubled Debt Restructurings. A troubled debt restructuring occurs when we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower, either as a deferment or reduction of interest or principal on the loan, that we would not otherwise consider. We had no troubled debt restructurings as of December 31, 2002.

     Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. We held no property that was classified as real estate owned as of December 31, 2002 and December 31, 2001.

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

     On the basis of management's review of our assets, at December 31, 2002, we had classified a total of $3.7 million of our loans and other assets as follows:

                                                     At or For the Year
                                                            Ended
                                                     -------------------
                                                      December 31, 2002
                                                       (In Thousands)

                        Special Mention ..........   $             2,189
                        Substandard ..............                 1,309
                        Doubtful assets ..........                   186
                        Loss assets ..............                    28
                                                     -------------------
                             Total ...............   $             3,712
                                                     ===================
                        General loss allowance ...   $               426
                        Specific loss allowance ..                   264
                        Charge-offs ..............                    --

     Allowance for Loan Losses. The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

                                                        Years Ended December 31,
                                                        ------------------------
                                                           2002         2001
                                                          -----        -----
                                                         (Dollars in Thousands)

Balance at beginning of period ......................     $ 646        $ 625

Charge-offs:
  One- to four-family ...............................        --           --
  Commercial business ...............................        --           (4)
  Consumer ..........................................      (105)        (127)
                                                          -----        -----
                                                           (105)        (131)
Recoveries:
  Commercial business ...............................         4           --
  Consumer ..........................................        52           64
                                                          -----        -----
                                                             56           64
                                                          -----        -----
Net charge-offs .....................................       (49)         (67)
Additions charged to operations .....................        93           88
                                                          -----        -----
Balance at end of period ............................     $ 690        $ 646
                                                          =====        =====
Ratio of net charge-offs during the period to
  average loans outstanding during the period .......       .07%        0.11%
                                                          =====        =====
Ratio of net charge-offs during the period to
 average non-performing assets ......................      2.84%        4.31%
                                                           =====        =====

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

                                              Years Ended December 31,
                           -----------------------------------------------------------------
                                         2002                              2001
                           -------------------------------   -------------------------------
                                                   Percent                           Percent
                                                  of Loans                          of Loans
                                         Loan      in Each                 Loan      in Each
                           Amount of   Amounts    Category   Amount of   Amounts    Category
                           Loan Loss      By      To Total   Loan Loss      By      To Total
                           Allowance   Category     Loans    Allowance   Category     Loans
                           ---------   --------   --------   ---------   --------   --------
                                                 (Dollars in Thousands)
Real Estate Loans:
     One- to four-family   $     253   $ 34,300     50.26%   $     244   $ 33,773     53.53%
     Commercial ........         279     22,797     33.40          212     13,971     22.14
     Construction and
        land ...........          --        761      1.12           --      1,193      1.89
Commercial business ....          44      5,759      8.43           36      7,732     12.25
Consumer ...............         114      4,631      6.79          154      6,427     10.19
                           ---------   --------   -------    ---------   --------   -------
     Total .............   $     690   $ 68,248    100.00%   $     646   $ 63,096    100.00%
                           =========   ========   =======    =========   ========   =======

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

     The following table sets forth information relating to the amortized cost and fair value of our securities, all of which are classified as available for sale. For further information, see Notes 1 and 3 of the Notes to Consolidated Financial Statements.

                                                      December 31,
                                       -----------------------------------------
                                               2002                  2001
                                       -------------------   -------------------
                                       Amortized    Fair     Amortized    Fair
                                          Cost      Value       Cost      Value
                                       ---------   -------   ---------   -------
                                                      (In Thousands)
Federal agencies ...................    $ 9,352    $ 9,426    $ 8,352    $ 8,532
State and municipal ................        844        852        862        874
Mortgage-backed securities .........      2,601      2,613      4,311      4,365
Corporate ..........................        509        557        512        535
                                        -------    -------    -------    -------
     Total .........................    $13,306    $13,448    $14,037    $14,306
                                        =======    =======    =======    =======

     The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our securities at December 31, 2002. Due to the current interest rate environment, the Company has experienced significant calls on securities. Therefore, the following schedule reflects maturity by call date if that date is different than the stated maturity date.

                        Due in one year or    Due after one year    Due after five years
                                less          through five years     through ten years    Due after tne years          Total
                        -------------------   -------------------   -------------------   -------------------   -------------------
                                    Weighted              Weighted              Weighted              Weighted              Weighted
                        Amortized   Average   Amortized   Average   Amortized   Average   Amortized   Average   Amortized   Average
                          Cost       Rate       Cost       Rate       Cost       Rate       Cost       Rate       Cost       Rate
                        ---------  --------   ---------  --------   ---------  --------   ---------  --------   ---------  --------
                                                                   (Dollars in Thousands)
U. S. Government
  agency securities ..  $   4,001      4.80%  $   3,394      6.00%  $   1,956      2.44%  $      --        --%  $   9,352      4.74%
Obligations of
  states and political
  subdivisions .......        270      4.53         574      5.14          --        --          --        --         844      4.94
Mortgage-backed
  securities .........         --        --          --        --         731      7.47       1,870      4.62       2,601      5.42
Corporate ............         --        --         509      6.88          --        --          --        --         509      6.88
                        ---------  --------   ---------  --------   ---------  --------   ---------  --------   ---------  --------
  Total ..............  $   4,271      4.78%  $   4,477      5.98%  $   2,687      3.81%  $   1,870      4.62%  $  13,306      4.96%
                        =========  ========   =========  ========   =========  ========   =========  ========   =========  ========

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

                                               Years Ended December 31,
                                         -------------------------------------
                                               2002                 2001
                                         -----------------   -----------------
                                          Amount   Percent    Amount   Percent
                                         -------   -------   -------   -------
                                                 (Dollars in Thousands)
Transactions and savings deposits:

Demand accounts ......................   $ 7,153      9.87%  $13,061     16.14%
Savings accounts .....................     3,998      5.52     3,983      4.92
NOW accounts .........................     2,844      3.92     2,804      3.46
Money market accounts ................    17,329     23.90    13,893     17.17
                                         -------   -------   -------   -------
  Total non-certificates .............    31,324     43.21    33,741     41.69
                                         -------   -------   -------   -------
Certificates of deposit:

0.00 - 3.99% .........................    18,024     24.86     8,177     10.10
4.00 - 5.99% .........................    18,169     25.07    18,570     22.94
6.00 - 7.99% .........................        --        --    14,993     18.53
                                         -------   -------   -------   -------
  Total certificates of deposit ......    36,193     49.93    41,740     51.57
                                         -------   -------   -------   -------

Individual retirement accounts:

0.00 - 3.99% .........................     1,320      1.82       674      0.83
4.00 - 5.99% .........................     3,650      5.04     2,297      2.84
6.00 - 7.99% .........................        --        --     2,481      3.07
                                         -------   -------   -------   -------
  Total individual retirement accounts     4,970      6.86     5,452      6.74
                                                   -------   -------   -------
  Total time deposits ................   $41,163     56.79   $47,192     58.31
                                         =======   =======   =======   =======
Total deposits .......................   $72,487    100.00%  $80,933    100.00%
                                         =======   =======   =======   =======

     Time Deposit Rates and Maturities. The following table indicates interest rate and maturity information for our time deposits as of December 31, 2002.

                                               Maturity
                                 -------------------------------------
                                            Over      Over
                                 One Year  1 to 2    2 to 3     Over
       Interest Rate             or Less    Years     Years    3 years    Total
------------------------------   -------   -------   -------   -------   -------
                                                 (In Thousands)
0.00-3.99% ...................   $11,756   $ 5,844   $ 1,744   $    --   $19,344
4.00-5.99% ...................    14,906        --       570     6,343    21,819
                                 -------   -------   -------   -------   -------

Total time deposits ..........   $26,662   $ 5,844   $ 2,314   $ 6,343   $41,163
                                 =======   =======   =======   =======   =======

     Time Deposit Balances and Maturities. The following table indicates balance and maturity information for our time deposits as of December 31, 2002.

                                                     Maturity
                                       ----------------------------------------
                                                   Over     Over
                                      3 Months    3 to 6   6 to 12     Over
                                       or Less    Months    Months   12 Months     Total
                                      --------   -------   -------   ----------   -------
                                                         (In Thousands)
Time deposits less than $100,000 ...   $ 8,203   $ 6,736   $ 8,843     $12,459    $36,241
Time deposits of $100,000 or more ..     1,057       713     1,110       2,042      4,922
                                       -------   -------   -------     -------    -------

Total time deposits ................   $ 9,260   $ 7,449   $ 9,953     $14,501    $41,163
                                       =======   =======   =======     =======    =======

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

                                             Years Ended December 31,
                                             ------------------------
                                                   2002     2001
                                                  ------   ------
                                                  (In Thousands)
       Maximum Balance:
         FHLB advances........................    $9,000   $3,000

       Average Balance:
         FHLB advances........................    $5,675   $1,849

     The following table sets forth total borrowings and the weighted average interest rate paid on such borrowings at the dates indicated.

                                             Years Ended December 31,
                                             ------------------------
                                                   2002     2001
                                                  ------   ------
                                              (Dollars in Thousands)

      FHLB advances...........................    $9,000   $1,500

      Weighted average interest rate of FHLB
      advances................................     2.83%     5.65%

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

Clover Leaf Financial

     Holding Company Acquisitions. Clover Leaf Financial is a bank holding company within the meaning of the Bank Holding Company Act and is registered with and regulated by the Federal Reserve Board. Federal law generally prohibits a company, without prior Federal Reserve approval, from acquiring the ownership or control of any bank. In accordance with Federal Reserve Board policy, Clover Leaf Financial is expected to act as a source of financial strength to Clover Leaf Bank and to commit resources to support Clover Leaf Bank in circumstances where Clover Leaf Financial might not do so absent such policy. Under the Bank Holding Company Act, Clover Leaf Financial is subject to periodic examination by the Federal Reserve Board and will be required to file periodic reports of its operations and such additional information as the Federal Reserve Board may require. Clover Leaf Financial also is subject to regulation by, the Commissioner under the Illinois Bank Holding Company Act.

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

     A bank holding company that is registered as a "financial holding company" is also permitted to engage in activities that are financial in nature or incidental to such financial activities. Activities that are considered financial in nature include: securities underwriting, dealing and market making; insurance underwriting; and merchant banking. Clover Leaf Financial has not elected to qualify as a financial holding company, although it may seek to do so in the future. Bank holding companies may qualify to become a financial holding company if:

     o    each of its depository institution subsidiaries is "well capitalized";

     o    each of its depository institution subsidiaries is "well managed";

     o each of its depository institution subsidiaries has at least a "satisfactory" Community Reinvestment Act rating at its most recent examination; and

     o the bank holding company has filed a certification with the Federal Reserve Board that it elects to become a financial holding company.

     Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting irregularities. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act restricts accounting companies from providing both auditing and consulting services. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change. The period during which certain types of law suits can be instituted against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, civil and criminal penalties have been enhanced.

     The Act also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company's "registered public accounting firm" (RPAF). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. In accordance with the Act, the SEC proposed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

     Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for Clover Leaf Bank. Clover Leaf Financial's pro forma Tier 1 and total capital significantly exceed the Federal Reserve Board's capital adequacy requirements.

     Restrictions On Transactions With Affiliates. Transactions between a bank and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and FDIC regulations. Affiliates of a bank include, among other entities, the bank's holding company and companies that are controlled by or under common control with the bank.

     In general, the extent to which a bank or its subsidiaries may engage in certain "covered transactions" with affiliates is limited to an amount equal to 10% of the institution's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a bank and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; the purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

Clover Leaf Bank

     General. Clover Leaf Bank is an Illinois-chartered commercial bank, the deposit accounts of which are insured by the Bank Insurance Fund of the FDIC. As an FDIC insured, Illinois-chartered commercial bank, Clover Leaf Bank is subject to the examination, supervision, reporting and enforcement requirements of the Illinois Office of Banks and Real Estate, as the chartering authority for Illinois banks, and the FDIC, as administrator of the Bank Insurance Fund, and to the statutes and regulations administered by the Illinois Office of Banks and Real Estate and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. Clover Leaf Bank is required to file reports with the Illinois Office of Banks and Real Estate and the FDIC concerning its activities and financial condition, and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

     The Illinois Office of Banks and Real Estate and the FDIC have extensive enforcement authority over Illinois-chartered commercial banks, such as Clover Leaf Bank. This enforcement authority includes, among other things, the ability to issue cease-and-desist or removal orders, to assess civil money penalties and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices.

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

     Capital Requirements. The FDIC has capital adequacy regulations and policies regarding the capital adequacy of state-chartered commercial banks that, like Clover Leaf Bank, are not members of the Federal Reserve System. The FDIC's capital regulations establish a minimum 3.0% Tier 1 leverage capital requirement for the most highly-rated state-chartered, non-member banks, with additional capital of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier 1 leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, are considered strong banking organizations, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stock, capital surplus, retained earnings, noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

     The FDIC also requires that banks meet a risk-based capital standard. Under the risk-based capital standard, total capital, which is defined as Tier 1 capital and supplementary (Tier 2 capital), must equal at least 8% of risk-weighted assets. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset.

     The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2002, Clover Leaf Bank met each of its capital requirements.

     A bank which has less than the minimum leverage capital requirement must, within 60 days from the date it fails to comply with this requirement, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank will achieve its minimum leverage capital requirement. A bank that fails to file such a plan with the FDIC is deemed to be operating in an unsafe and unsound manner and may be subject to a cease-and-desist order from the FDIC. FDIC regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier 1 leverage capital ratio and to take such other action as may be necessary to operate in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

     At December 31, 2002, Clover Leaf Bank exceeded all of its regulatory capital requirements, with leverage, Tier 1 risk-based and total risk-based capital ratios of 11.37%, 16.64% and 17.76%, respectively.

     Any bank that fails any of the capital requirements is subject to possible enforcement actions by the FDIC. These actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of Federal deposit insurance and the appointment of a conservator or receiver.

     At December 31, 2002, Clover Leaf Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above-mentioned restrictions.

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

     Community Reinvestment Act and Fair Lending Laws. Commercial banks, such as Clover Leaf Bank, have a responsibility under the Community Reinvestment Act and related regulations of the FDIC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the FDIC, as well as the Department of Justice.

     The USA PATRIOT Act. In response to the events of September 11th, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

     Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

     o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

     o Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

     o Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

     o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

     o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

     Federal Home Loan Bank System. Clover Leaf Bank is a member of the Federal Home Loan Bank of Chicago, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At December 31, 2002, Clover Leaf Bank had $9.0 million of Federal Home Loan Bank advances. See the Notes to the Consolidated Financial Statements.

     As a member, Clover Leaf Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Chicago in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2002, Clover Leaf Bank had $3.4 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

     The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future. The average dividend yield on Clover Leaf Bank's Federal Home Loan Bank stock was 5.20% in 2002 and 6.14% in 2001.

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

ITEM 2. Properties

     At December 31, 2002, Clover Leaf Financial conducted its business from our main office at 200 East Park Street, Edwardsville, Illinois. The following table sets forth certain information with respect to the offices of Clover Leaf Bank at December 31, 2002.

                                                   Original Year
                                       Leased or     Leased or     Date of Lease
Location                                 Owned        Acquired       Expiration

200 East Park Street                     Owned         1976             N/A
Edwardsville, Illinois 62025

2143 South State Route 157               Owned         1999             N/A
Edwardsville, Illinois 62025

ITEM 3. Legal Proceedings

     Clover Leaf Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. Other than litigation previously disclosed, at December 31, 2002, Clover Leaf Financial and Clover Leaf Bank were not involved in any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5. Market for Company's Common Stock and Related Stockholder Matters

     The section entitled "Market for Common Stock" section of Clover Leaf Financial's Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Clover Leaf Financial's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. Financial Statements

     The financial statements of Clover Leaf Financial's Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     The "Proposal I--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") is incorporated herein by reference.

ITEM 10. Executive Compensation

     The "Proposal I--Election of Directors" section of the Company's 2003 Proxy Statement is incorporated herein by reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The "Proposal I--Election of Directors" section of the Company's 2003 Proxy Statement is incorporated herein by reference.

     The Company does not have any equity compensation plan that was not approved by stockholders, other than its employee stock ownership plan.

ITEM 12. Certain Relationships and Related Transactions

     The "Transactions with Certain Related Persons" section of the Company's 2003 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) Financial Statements

     The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

          (A)  Independent Auditors' Report

          (B)  Consolidated Balance Sheets

          (C)  Consolidated Statements of Income

          (D)  Consolidated Statements of Changes in Stockholders' Equity

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

          10.3 Form of Severance Agreement*

          10.4 Director Emeritus Plan*

          10.5 Form of Director's Deferred Compensation Agreement*

          10.6 Officer's Deferred Bonus Compensation Agreement*

          13   Portions of 2002 Annual Report to Stockholders

          21   Subsidiaries of the Registrant*

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Incorporated by reference to the Registration Statement on Form SB-2 of Clover Leaf Financial Corp. (Registration No. 333-69762) initially filed with the Securities and Exchange Commission on September 21, 2001.

ITEM 14. Controls and Procedures

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

                                           CLOVER LEAF FINANCIAL CORP.


Date: March 28, 2003                   By: /s/ Dennis M. Terry
                                           -------------------------------------
                                           Dennis M. Terry
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                Title                               Date

/s/ Dennis M. Terry       President, Chief Executive          March 28, 2003
-----------------------   Officer and Director (Principal
Dennis M. Terry           Executive Officer)

/s/ Darlene F. McDonald   Senior Vice President and           March 28, 2003
-----------------------   Treasurer (Principal Financial
Darlene F. McDonald       and Accounting Officer)

/s/ Joseph J. Gugger      Director                            March 28, 2003
-----------------------
Joseph J. Gugger

                          Director                            ________, 2003
-----------------------
Kenneth P. Highlander

/s/ Gary D. Niebur        Director                            March 28, 2003
-----------------------
Gary D. Niebur

                          Director                            ________, 2003
-----------------------
Robert W. Schwartz

                          Director                            ________, 2003
-----------------------
Dennis Ulrich

/s/ Philip H. Weber       Director                            March 28, 2003
-----------------------
Philip H. Weber

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Dennis M. Terry, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Clover Leaf Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003                             /s/ Dennis M. Terry
---------------------                      -------------------------------------
Date                                       Dennis M. Terry
                                           President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Darlene F. McDonald, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Clover Leaf Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003                 /s/ Darlene F. McDonald
---------------------          -------------------------------------------------
Date                           Darlene F. McDonald
                               Senior Vice President and Chief Financial Officer

                                   EXHIBIT 13

                 PORTIONS OF 2002 ANNUAL REPORT TO STOCKHOLDERS

                       2002 ANNUAL REPORT TO STOCKHOLDERS

                           CLOVER LEAF FINANCIAL CORP.

                                TABLE OF CONTENTS

                                                                                               Page
Message to Our Stockholders.................................................................      1
Selected Consolidated Financial Information and Other Data..................................      2
Management's Discussion and Analysis of Financial Condition and Results of Operations.......      3
Common Stock and Related Matters............................................................     10
Index to Consolidated Financial Statements..................................................     11
Independent Auditor's Report................................................................     12
Consolidated Balance Sheets.................................................................     13
Consolidated Statements of Income...........................................................     14
Consolidated Statements of Changes in Stockholders' Equity..................................     15
Consolidated Statements of Cash Flows.......................................................     16
Notes to Consolidated Financial Statements..................................................     17
Stockholder Information.....................................................................

                  [LETTERHEAD OF CLOVER LEAF FINANCIAL CORP.]

                                                                  April 20, 2003

To our Valued Stockholders:

     On behalf of our Board of Directors, Management and Staff, we are pleased to present this 2002 annual report of Clover Leaf Financial Corp., the holding company for Clover Leaf Bank.

     During 2002 we undertook and implemented several significant changes, all of which were designed to dramatically enhance customer service.

     During the second quarter we unveiled our Internet banking site, www.cloverleafbank.com. This is a state-of-the-art Internet banking site that offers customers the opportunity to conduct their banking from the comfort, and convenience, of their home or office. For the consumer customer it offers "real time" account information and access, money transfer capabilities and the increasingly popular "Bill-Pay" feature. For the commercial customer it offers all of those features plus a complete line of cash management products.

     During the third quarter we began negotiations to acquire a 4.5-acre site at the intersection of Goshen Road and Old Troy Road. The negotiations resulted in the purchase of land during January 2003. This will be the home to Clover Leaf's third location in the Edwardsville - Glen Carbon area. We are very excited about this site, given its location in the heart of the residential growth corridor. We anticipate construction to commence sometime in 2004.

     Finally, in the fourth quarter we converted our charter to a state-chartered commercial bank. This represents a significant change in the products and services we can offer.

     We feel these changes, along with others implemented recently, put Clover Leaf Bank in a strong position to move forward and continue the profitable growth pattern we have enjoyed of late, while continuing to offer a competitive product line that is delivered by a well-trained professional staff that is dedicated to customer service.

    Thank you for your continued support.

    Sincerely,

    Philip H. Weber                        Dennis M. Terry
    Chairman of the Board                  President and Chief Executive Officer

           SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

     The following information is derived from the audited consolidated financial statements of Clover Leaf Financial Corp. or, prior to December 27, 2001, Clover Leaf Bank. For additional information about Clover Leaf Financial Corp. and Clover Leaf Bank's conversion to stock form, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Clover Leaf Financial Corp. and related notes included elsewhere in this Annual Report.

                                                              At December 31,
                                                         -----------------------
                                                           2002            2001
                                                         -------         -------
                                                              (In Thousands)
Selected Financial Condition Data:
Total assets ...................................         $95,516         $96,101
Loans, net .....................................          67,544          62,435
Interest-bearing deposits (asset) ..............           5,688          10,279
Securities .....................................          13,448          14,306
Deposits .......................................          72,487          80,933
Borrowed funds .................................           9,000           1,500
Stockholders' equity ...........................          12,718          12,510

                                                                For the Years
                                                             Ended December 31,
                                                             ------------------
                                                               2002       2001
                                                             -------    -------
                                                               (In Thousands)

Selected Operations Data:
Total interest income ...................................    $ 5,345    $ 5,785
Total interest expense ..................................      2,524      3,851
                                                             -------    -------
Net interest income .....................................      2,821      1,934
Provision for loan losses ...............................         93         88
                                                             -------    -------
Net interest income after provision for loan losses .....      2,728      1,846
Non-interest income .....................................        461        240
Non-interest expense ....................................      2,462      2,042
                                                             -------    -------
Net income before income taxes ..........................        727         44
Income tax expense (benefit) ............................        232        (25)
                                                             -------    -------
Net income ..............................................    $   495    $    69
                                                             =======    =======

                                                                   At or For the Years
                                                                   Ended December 31,
                                                                   -------------------
                                                                     2002      2001
                                                                   -------    ------
Selected Financial Ratios and Other Data (1):
Performance Ratios:
   Return on average assets (2) .............................        0.55%     0.08%
   Return on average equity (3) .............................        3.95      1.09
   Interest rate spread (4) .................................        2.65      1.86
   Net interest margin (5) ..................................        3.28      2.36
   Ratio of non-interest expense to average total assets ....        2.72      2.35
   Ratio of average interest-earning assets to average
     interest-bearing liabilities ...........................      121.42    110.69
   Efficiency ratio (6) .....................................       75.00     93.93
   Dividend payout ratio ....................................          --       N/A

Per Share Data:
   Basic and diluted earnings per share .....................        0.76       N/A
   Book value per share .....................................       19.23       N/A
   Dividends per share ......................................          --       N/A

Asset Quality Ratios:
   Non-performing loans to total gross loans at end of period        2.55      2.49
   Non-performing loans to total assets at end of period ....        1.80      1.62
   Allowance for loan losses to non-performing loans ........       40.02     41.57
   Allowance for loan losses to gross loans receivable ......        1.01      1.02

Capital Ratios:
   Equity to total assets at end of period ..................       13.31     13.02
   Average equity to average assets .........................       13.89      7.27

Other Data:
   Number of offices ........................................        2         2

----------
(1) Dividend payout ratio and per share data for the year ended December 31, 2001 is not considered meaningful since Clover Leaf Bank completed its conversion to stock form on December 27, 2001.
(2) Ratio of net income to average total assets. (3) Ratio of net income to average equity.
(4) The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)  Net interest income divided by average interest-earning assets.
(6) Non-interest expense divided by the sum of net interest income and non-interest income.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     This document contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

General

     The principal business of Clover Leaf Financial Corp. and Clover Leaf Bank consists of attracting deposits from the general public and using these funds to originate mortgage loans secured by one- to four-family residences or commercial properties and to invest in investment securities. To a lesser extent, the Company engages in various forms of consumer and commercial lending. Our net income depends primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and interest-bearing deposits with other financial institutions, and the interest we pay on our interest-bearing liabilities, primarily savings accounts and time deposits. Our profitability is also affected by provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of service charges on deposit accounts, loan servicing fees, other service charges and fees and net gains on sales of assets. Non-interest expense consists primarily of salaries and employee benefits, occupancy, equipment, data processing and professional fees. Our results of operations also may be affected significantly by general and local economic and competitive conditions, particularly those that affect market interest rates, governmental policies and actions of regulatory authorities.

Management of Market Risk

     As with other financial institutions, our most significant form of market risk is interest rate risk. We have interest rate risk because our interest-bearing liabilities mature or reprice more quickly than the average maturity or repricing of our interest-earning assets. As explained below, in a period of rising interest rates we would not be in a favorable position to reinvest our assets into higher-yielding assets. We analyze our interest rate sensitivity by monitoring our interest rate sensitivity "gap." Our interest rate sensitivity gap is the difference between the amount of our interest-earning assets maturing or repricing within a specific time period and the amount of our interest bearing-liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing during a period exceeds the amount of interest rate sensitive liabilities maturing or repricing during the same period. At December 31, 2002, our cumulative one-year interest rate gap, the difference between the amount of interest-earning assets and interest-bearing liabilities maturing or repricing within one year, expressed as a percentage of total assets, was positive 1.75%.

     The following table sets forth our interest-earning assets and our interest-bearing liabilities at December 31, 2002, which are anticipated to reprice or mature in each of the future time periods shown based upon the following assumptions. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2002, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

                                          Amounts Maturing on Repricing at December 31, 2002
                                          --------------------------------------------------
                                                        Less than
                                            Floating    3 Months   3-12 Months   1-3 Years
                                            --------    ---------  -----------   ---------
                                                        (Dollars in Thousands)
Interest-earning assets (1):
  Cash and due from other financial
     institutions .......................   $     --    $     --    $  5,688     $     --
  Investment securities .................         --       4,866         892           --
  Mortgage backed securities ............         --       1,352         127          141
  Total loans (2) .......................     13,300       5,950      11,998       13,461
                                            --------    --------    --------     --------
       Total interest-earning assets ....   $ 13,300    $ 12,168    $ 18,705     $ 13,602
                                            --------    --------    --------     --------

Interest-bearing liabilities:
  Checking ..............................        879          --          --        1,836
  Money market deposits and savings (3) .      7,047          --          --       14,309
  Time deposits .........................         --       9,260      17,530        8,130
  Borrowed funds ........................         --          --       7,500        1,000
  Federal funds purchased and repurchase
     agreements .........................         --          --         284           --
                                                        --------    --------     --------
       Total interest-bearing liabilities   $  7,926    $  9,260    $ 25,314     $ 25,275
                                            --------    --------    --------     --------
Interest sensitivity gap (4) ............   $  5,374    $  2,908    $ (6,609)    $(11,673)
                                            ========    ========    ========     ========
Cumulative interest sensitivity gap .....   $  5,374    $  8,282    $  1,673     $(10,000)
                                            ========    ========    ========     ========
Cumulative interest sensitivity gap as a
  percentage of total assets ............       5.63%       8.67%       1.75%      (10.47)%

                                          Amounts Maturing on Repricing at December 31, 2002
                                          --------------------------------------------------
                                                                       Over
                                            3-5 Years    5-15 Years   15 Years      Total
                                            ---------    ----------   --------    --------
                                                         (Dollars in Thousands)
Interest-earning assets (1):
  Cash and due from other financial
     institutions .......................    $     --     $     --    $     --    $  5,688
  Investment securities .................         881        4,038         158      10,835
  Mortgage backed securities ............         160          642         191       2,613
  Total loans (2) .......................       5,650       13,183       4,706      68,248
                                             --------     --------    --------    --------
       Total interest-earning assets ....    $  6,691     $ 17,863    $  5,041    $ 87,370
                                             --------     --------    --------    --------

Interest-bearing liabilities:
  Checking ..............................          --           --          --       2,715
  Money market deposits and savings (3) .          --           --          --      21,356
  Time deposits .........................       6,343           --          --      41,263
  Borrowed funds ........................         500           --          --       9,000
  Federal funds purchased and repurchase
     agreements .........................          --           --          --         284
                                             --------     --------    --------    --------
       Total interest-bearing liabilities    $  6,843     $     --    $     --    $ 74,618
                                             --------     --------    --------    --------
Interest sensitivity gap (4) ............    $   (152)    $ 17,863    $  5,055    $ 12,766
                                             ========     ========    ========    ========
Cumulative interest sensitivity gap .....    $(10,152)    $  7,711    $ 12,766    $ 25,532
                                             ========     ========    ========    ========
Cumulative interest sensitivity gap as a
  percentage of total assets ............      (10.63)%       8.07%      13.37%      26.73%

----------
(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of scheduled rate adjustments and contractual maturities.
(2) For the purposes of the gap analysis, the allowance for losses and deferred loan fees and discounts have been excluded.
(3)  Includes borrowers' escrow payments.
(4) Interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

     Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

Average Balance Sheets

     The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense, on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                                            Years Ended December 31,
                                               ------------------------------------------------------------------------------
                                                                 2002                                    2001
                                               ---------------------------------------   ------------------------------------
                                                 Average                                   Average     Interest
                                               Outstanding     Interest                  Outstanding    Earned/
                                                 Balance     Earned/Paid    Yield/Rate     Balance       Paid      Yield/Rate
                                               -----------   -----------    ----------   -----------   --------    ----------
                                                                             (Dollars in Thousands)
Interest-earning assets:
 Loans, gross.............................       $  65,356    $   4,449          6.81%    $  60,518    $   4,601        7.60%
 Interest bearing balances from depository
   institutions...........................           2,555           40          1.57         4,134          167        4.04
 Securities...............................           9,088          454          5.00        13,029          789        6.06
 FHLB stock...............................           3,751          195          5.20         1,727          106        6.14
 Mortgage-backed securities...............           5,203          207          3.98         2,604          122        4.69
                                                 ---------    ---------                   ---------    ---------
  Total interest-earning assets...........          85,953        5,345          6.22        82,012        5,785        7.05
                                                              ---------                                ---------
 Other assets.............................           4,318                                    4,762
                                                 ---------                                ---------
  Total assets............................       $  90,271                                $  86,774
                                                 =========                                =========

Interest-bearing liabilities:
 Savings deposits.........................       $  22,831          446          1.95     $  18,357          577        3.14
 Time deposits............................          41,936        1,890          4.51        53,687        3,162        5.89
 Federal funds purchased and
securities sold
   under agreement to repurchase..........             345            5          1.45           198            3        1.52
 Borrowed funds...........................           5,675          183          3.22         1,849          109        5.90
                                                 ---------    ---------                   ---------    ---------
  Total interest-bearing liabilities......          70,787        2,524          3.57        74,091        3,851        5.20
                                                 ---------                                ---------
  Other liabilities.......................           6,947                                    6,371
                                                 ---------                                ---------
  Total liabilities.......................          77,734                                   80,462
 Equity...................................          12,537                                    6,312
                                                 ---------                                ---------
  Total liabilities and equity............       $  90,271                                $  86,774
                                                 =========                                =========

Net interest income.......................                    $   2,821                                $   1,934
                                                              =========                                =========
Net interest rate spread..................                                       2.65%                                  1.86%
                                                                            =========                              =========
Net interest margin.......................                                       3.28%                                  2.36%
                                                                            =========                              =========
Average interest-earning assets to average
   interest-bearing liabilities...........                          1.21x                       1.11x
                                                              ==========                  ==========

Rate/Volume Analysis

     The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate), (ii) changes in rate (i.e., changes in rate multiplied by old volume) and (iii) changes attributable to both rate and volume, which cannot be segregated.

                                              Years Ended December 31,
                                                   2002 vs. 2001
                                      ------------------------------------------
                                       Increase/(Decrease) Due to
                                      -----------------------------      Total
                                                             Rate/     Increase
                                       Volume      Rate     Volume    (Decrease)
                                      -------    -------    -------    --------
                                                   (In Thousands)
Interest-earning assets:
 Loans ............................   $   365    $  (488)   $   (29)   $  (152)
 Interest bearing balances from
   depository institutions ........       (64)      (102)        39       (127)
 Securities .......................      (239)      (138)        42       (335)
 FHLB stock .......................       124        (16)       (19)        89
 Mortgage-backed securities .......       122        (18)       (19)        85
                                      -------    -------    -------    -------
   Total interest-earning assets ..       308       (762)        14       (440)
                                      -------    -------    -------    -------

Interest-bearing liabilities:
 Savings deposits .................       141       (216)       (56)      (131)
 Time deposits ....................      (692)      (742)       162     (1,272)
 Federal funds purchased and
   securities sold under agreement
   to repurchase ..................         2         --         --          2
 Borrowed funds ...................       224        (49)      (101)        74
                                      -------    -------    -------    -------
 Total interest-bearing liabilities      (325)    (1,007)         5     (1,327)
                                      -------    -------    -------    -------

Net interest income ...............   $   633    $   245    $     9    $   887
                                      =======    =======    =======    =======

Comparison of Financial Condition at December 31, 2002 and December 31, 2001

     Total assets as of December 31, 2002 were $95.3 million, a decrease of $800,000, or 0.8%, from assets of $96.1 million at December 31, 2001. The decrease in assets resulted primarily from stock offering subscription funds held by Clover Leaf Bank at December 31, 2001 that had been returned to but not yet cashed by subscribers. This decrease was primarily offset by an increase in net loans. Net loans as of December 31, 2002 were $67.5 million, an increase of $5.1 million, or 8.2%, from net loan balances of $62.4 million at December 31, 2001. The commercial real estate loan portfolio increased $8.8 million, or 62.9%, compared to 2001 fiscal year-end, while automobile loans decreased $1.7 million, or 54.6% and commercial business loans decreased $2.0 million, or 25.5%. During the past year, Clover Leaf Bank has increased its focus on commercial lending, and has begun to sell residential loans on the secondary market, while retaining servicing rights for the sold loans. In addition, we reduced our indirect automobile loan portfolio and some commercial loans which carried an above average credit risk. Securities, including Federal Home Loan Bank stock, decreased $470,000, or 2.7% to $16.9 million at December 31, 2002 from $17.3 million at December 31, 2001. Cash and cash equivalents decreased $4.7 million, or 36.6% to $8.1 million at December 31, 2002 from $12.8 million at December 31, 2001. This decrease in cash resulted primarily from the subscription funds held by Clover Leaf Bank at December 31, 2001, as part of the stock offering as discussed above, offset by cash used in or provided by operating, financing and investing activities

     Non-performing loans increased $170,000 to $1.7 million at December 31, 2002 from $1.6 million at December 31, 2001. The non-performing loans to total loans ratio at December 31, 2002 was 2.55% compared to 2.49% at December 31, 2001.

     Deposits as of December 31, 2002 were $72.5 million, a decrease of $8.4 million, or 10.4%, from December 31, 2001. The decline in deposits resulted primarily from stock offering subscription funds of approximately $6.6 million held by Clover Leaf Bank at December 31, 2001 that had been returned to but not yet cashed by subscribers. The remaining decline in deposits is attributable to decreased activity in time deposits during a period of declining interest rates.

     Borrowings as of December 31, 2002 were $9.0 million, an increase of $7.5 million, or 500.0% from December 31, 2001. Federal Home Loan Bank ("FHLB") advances were used partially to fund loan growth during a time of deposit run-off.

     Total stockholders' equity as of December 31, 2002 was $12.7 million, an increase of $207,000 or 1.7% from $12.5 million at December 31, 2001. The increase in equity from December 31, 2001 to December 31, 2002 was primarily the result of the addition of earnings of $495,000, offset by the purchase of 10,700 shares of stock to fund Clover Leaf Bank's employee stock ownership plan and a decrease in the unrealized gain on investment securities available for sale. At December 31, 2002 there were 661,250 shares of common stock outstanding, at a book value per share of $19.23.

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001

     Net interest income after provision for loan losses for the year ended December 31, 2002 was $2.7 million, compared to $1.8 million for the year ended December 31, 2001, an increase of $883,000, or 47.8%. The net interest margin for the year was 3.28%, compared to a net interest margin of 2.36% for the year ended December 31, 2001.

     Interest income declined $440,000, or 7.6%, compared to the prior year. The decrease was primarily due to lower average yields on interest earning assets, partially offset by higher average balances in loans, FHLB stock and mortgage-backed securities. Average interest-earning assets for the year ended December 31, 2002 were $86.0 million, an increase of $4.0 million, or 4.8%, over average interest-earning assets of $82.0 million for the year ended December 31, 2001. Average loan balances increased $4.8 million, or 8.0% to $65.3 million for the period ended December 31, 2002 compared to $60.5 million for the same period in the prior year. Average security balances increased $682,000, or 3.9% to $18.0 million for the period ended December 31, 2002 compared to $17.4 million for the same period in the prior year. The average loan yield declined 80 basis points to 6.81% at December 31, 2002 from 7.60% in the prior year. The shift in the mix of the loan portfolio to a higher concentration of commercial loans is beneficial to our overall yield, however many of those loans adjust with the prime rate, and therefore experienced a decline in yield. The average security yield declined 112 basis points to 4.74% at December 31, 2002 from 5.86% in the prior year.

     Interest expense for the year ended December 31, 2002 decreased to $2.5 million, a decline of $1.3 million or 34.5%, compared to the same period last year. The decrease was primarily due to lower rates paid on interest-bearing liabilities, as well as to lower balances of time deposits offset by an increase in savings deposits and borrowed funds. The average interest paid on certificates of deposit fell by 138 basis points to 4.51% for the year ended December 31, 2002, from 5.89% for the prior-year period.

     The increase in net interest income is due, in large part, to the relative changes in the yield and cost of our assets and liabilities as a result of decreasing market interest rates in calendar 2001 and 2002. This decrease in market interest rates has reduced the cost of interest-bearing liabilities faster and to a greater extent than the rates on interest-earning assets such as loans and securities.

     Non-interest income for the year ended December 31, 2002 was $461,000 compared to $240,000 for the year ended December 31, 2001, an increase of $221,000, or 92.1%. This increase was primarily attributable to the gain on sale of assets of $110,000, and the gain on sale of loans of $63,000. During the fourth quarter of 2002, we sold a tract of land that was adjacent to a current branch building. This land was being held for possible expansion of the branch building. Our future expansion plans no longer required this property. Clover Leaf Financial also recorded a gain on the sale of NYCE Stock, which was classified as another asset for balance sheet purposes, of $42,000 for the current year compared to no such gains for the prior year.

     Non-interest expense for the year ended December 31, 2002 was $2.5 million, or $420,000 more than expenses for the year ended December 31, 2001. The increase was primarily attributable to increases in compensation expenses, occupancy, and legal and collection expenses. Salary expense increased $213,000, or 20.7%, as a result of staff additions and annual merit and bonus increases. Occupancy and equipment expense increased $56,000, or 20.3%, due to increases in real estate property taxes and a change in the accrual method for such taxes. Professional fees increased $53,000, or 64.6%, as a result of the filing and accounting regulations related to being a public company, as well as expenses incurred with the current pending litigation, discussed above. Other expenses increased $101,000, or 29.7%, due in part to expenses incurred related to collection efforts on our non-performing consumer loan portfolio. The remaining increase is a result of slight increases in several expense categories, of which none are due to significant events.

Liquidity and Capital Resources

     At December 31, 2002, Clover Leaf Bank had loan commitments and unused lines of credit of $8.2 million. Clover Leaf Bank believes it has adequate resources to fund loan commitments as they arise. If Clover Leaf Bank requires funds beyond its internal funding capabilities, advances from the FHLB of Chicago are available. At December 31, 2002, approximately $27.6 million of time deposits were scheduled to mature within one year. We expect that substantially all of these time deposits either will be renewed upon maturity or will be placed in money market accounts at Clover Leaf Bank. Clover Leaf Bank intends to sell a greater percentage of its residential real estate loan originations, which will provide additional liquidity.

     Clover Leaf Financial does not engage in any significant business activity other than owning all of the common stock of Clover Leaf Bank. Clover Leaf Financial's primary source of funds is income from its investments and principal and interest payments received on the employee stock ownership plan loan. Future dividends from Clover Leaf Bank will also be a source of funds for Clover Leaf Financial; however, as a stock-chartered savings bank, Clover Leaf Bank is subject to regulatory limitations on its ability to pay cash dividends.

Recent Accounting Pronouncements

     In June 2001, Statement on Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," was issued to address financial reporting and obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset, except for certain obligations of lessees. Statement No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Clover Leaf Financial does not believe the adoption of this Statement will have a material effect on the consolidated financial statements.

Impact of Inflation and Changing Prices

     The consolidated financial statements and related notes of Clover Leaf Financial have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the value of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

                        COMMON STOCK AND RELATED MATTERS

     Clover Leaf Financial's common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "CLOV." As of February 28, 2003, Clover Leaf Financial had one registered market maker, 175 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 641,250 shares outstanding.

         The following table sets forth market price and dividend information for the common stock since the completion of Clover Leaf Bank's mutual-to-stock conversion on December 27, 2001.

     Fiscal Year Ended                                     Cash Dividends
     December 31, 2002        High           Low              Declared
  --------------------   ------------   ------------   ----------------------

  Fourth quarter         $      17.50   $      14.50      $      -
  Third quarter                 14.90          14.49             -
  Second quarter                15.10          13.50             -
  First quarter                 14.60          12.85             -

     Fiscal Year Ended                                     Cash Dividends
     December 31, 2001        High           Low              Declared
  --------------------   ------------   ------------   ----------------------

  Fourth quarter         $      14.60   $      11.00      $      -

     Payment of dividends on Clover Leaf Financial's common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Clover Leaf Financial's results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.

     Under the Illinois Banking Act, a state-chartered commercial bank may pay dividends from net profits so long as at least 10% of net profits since the date of the declaration of the last preceding dividend are carried to surplus.

     At December 31, 2002, Clover Leaf Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above-mentioned restrictions.

     In addition to the foregoing, earnings of Clover Leaf Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then-current tax rate by Clover Leaf Bank on the amount of earnings removed from the reserves for such distributions. Clover Leaf Financial intends to make full use of this favorable tax treatment and does not contemplate any distribution by Clover Leaf Bank in a manner that would create federal tax liability.

CLOVER LEAF FINANCIAL CORP.
AND SUBSIDIARY

CONTENTS

--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                 12
--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated balance sheets                                              13

    Consolidated statements of income                                        14

    Consolidated statements of changes in stockholders' equity               15

    Consolidated statements of cash flows                                    16

    Notes to consolidated financial statements                          17 - 33

--------------------------------------------------------------------------------

[McGladrey & Pullen LOGO]
Certified Public Accountants

Independent Auditor's Report

Board of Directors
Clover Leaf Financial Corp.
Edwardsville, Illinois

We have audited the accompanying consolidated balance sheets of Clover Leaf Financial Corp. and Subsidiary, as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clover Leaf Financial Corp. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Champaign, Illinois
February 21, 2003

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

                                                                      2002           2001
---------------------------------------------------------------------------------------------
ASSETS

Cash and due from other financial institutions                   $  2,428,958    $  2,513,396
Interest-bearing deposits in other financial institutions           5,688,163      10,279,271
   Total cash and cash equivalents                                  8,117,121      12,792,667
                                                                 ----------------------------
Securities available-for-sale                                      13,448,482      14,306,020
Federal Home Loan Bank (FHLB) stock                                 3,409,000       3,021,400
Loans, net of allowance for loan losses
   of $689,592 in 2002 and $646,010 in 2001                        67,543,753      62,435,499
Premises and equipment, net                                         1,906,252       2,600,523
Accrued interest receivable                                           540,502         532,041
Other assets                                                          551,133         413,038
                                                                 ----------------------------
        Total assets                                             $ 95,516,243    $ 96,101,188
                                                                 ============================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits:
     Noninterest bearing                                         $  7,152,821    $ 13,060,619
     Interest bearing                                              65,334,485      67,871,755
                                                                 ----------------------------
        Total deposits                                             72,487,306      80,932,374

   Federal Home Loan Bank advances                                  9,000,000       1,500,000
   Other borrowings                                                   284,000         354,000
   Accrued interest payable                                           217,603         314,605
   Other liabilities                                                  809,120         490,144
                                                                 ----------------------------
        Total liabilities                                          82,798,029      83,591,123
                                                                 ----------------------------
Stockholders' Equity
   Preferred Stock, $.10 par value, 250,000 shares authorized,
     none issued                                                           --              --
   Common Stock, $.10 par value, 2,000,000 shares authorized,
     661,250 shared issued and outstanding                             66,125          66,125
   Surplus                                                          6,066,259       6,133,760
   Retained earnings - substantially restricted                     6,653,011       6,157,791
   Accumulated other comprehensive income                              93,905         177,589
   Unearned Employee Stock Ownership Plan shares                     (161,086)        (25,200)
                                                                 ----------------------------
        Total stockholders' equity                                 12,718,214      12,510,065
                                                                 ----------------------------
        Total liabilities and stockholders' equity               $ 95,516,243    $ 96,101,188
                                                                 ============================

See Notes to Consolidated Financial Statements.

CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2002 and 2001

                                                                              2002          2001
--------------------------------------------------------------------------------------------------
Interest income:
   Loans and fees on loans                                               $ 4,449,037   $ 4,600,462
   Taxable securities                                                        615,764       867,649
   Non-taxable securities                                                     45,090        43,946
   FHLB dividends                                                            195,587       106,467
   Interest-bearing deposits in other financial institutions and other        39,756       166,730
                                                                         -------------------------
         Total interest income                                             5,345,234     5,785,254
                                                                         -------------------------
Interest expense:
   Deposits                                                                2,337,101     3,739,491
   Federal Home Loan Bank advances                                           182,791       108,960
   Other borrowings                                                            4,608         3,371
                                                                         -------------------------
         Total interest expense                                            2,524,500     3,851,822
                                                                         -------------------------
         Net interest income                                               2,820,734     1,933,432

Provision for loan losses                                                     93,000        88,148
                                                                         -------------------------
         Net interest income after provision for loan losses               2,727,734     1,845,284
                                                                         -------------------------
Other income:
   Service charges on deposits accounts                                       85,786        73,385
   Other service charges and fees                                             61,932        68,694
   Loan servicing fees                                                        20,853        11,021
   Gain on loans held for sale                                               125,753        62,938
   Gain on sale of premises and equipment                                    110,735            --
   Gain on sale of securities                                                  6,682        10,552
   Other                                                                      49,713        12,993
                                                                         -------------------------
                                                                             461,454       239,583
                                                                         -------------------------
Other expense:
   Salaries and employee benefits                                          1,240,589     1,028,111
   Occupancy                                                                 229,629       153,755
   Data processing                                                           211,484       216,163
   Equipment                                                                 102,589       122,178
   Directors fees                                                            100,515        99,595
   Professional fees                                                         135,213        82,476
   Other                                                                     441,713       338,900
                                                                         -------------------------
                                                                           2,461,732     2,041,178
                                                                         -------------------------
         Net income before income taxes (benefit)                            727,456        43,689

Income taxes (benefit)                                                       232,236       (25,467)
                                                                         -------------------------
         Net income                                                      $   495,220   $    69,156
                                                                         =========================
Basic and diluted earnings per share                                     $      0.76   $      0.10
                                                                         =========================

See Notes to Consolidated Financial Statements.

CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2002 and 2001

--------------------------------------------------------------------------------

                                                                                                                Accumulated
                                                                                                                   Other
                                                                          Common                   Retained    Comprehensive
                                                                           Stock     Surplus       Earnings        Income
                                                                         ---------------------------------------------------
Balance at December 31, 2000                                             $     --   $       --    $6,088,635      $  9,685

Comprehensive income
   Net income                                                                  --           --        69,156            --
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on securities available-for-sale
        arising during the year, net of tax of $ 90,579                        --           --            --            --
     Reclassification adjustment, net of taxes of $ (4,084)                    --           --            --            --
   Other comprehensive income, net of taxes of $ 86,495                        --           --            --       167,904
Comprehensive income
Issuance of common stock                                                   66,125    6,133,760            --            --
Loan to ESOP for purchase of shares                                            --           --            --            --
                                                                         ---------------------------------------------------
Balance at December 31, 2001                                               66,125    6,133,760     6,157,791       177,589

Comprehensive income
   Net income                                                                  --           --       495,220            --
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on securities available-for-sale
        arising during the year, net of tax of $(40,523)                       --           --            --            --
     Reclassification adjustment, net of taxes of $ (2,586)                    --           --            --            --
   Other comprehensive (loss), net of taxes of $(43,109)                       --           --            --       (83,684)
Comprehensive income
Costs related to issuance of common stock                                      --      (67,968)           --            --
Loan to ESOP for purchase of shares                                            --           --            --            --
Allocation of ESOP shares                                                      --          467            --            --

                                                                         ---------------------------------------------------
Balance at December 31, 2002                                             $ 66,125   $6,066,259    $6,653,011      $ 93,905
                                                                         ===================================================

                                                                          Unearned
                                                                          Employee
                                                                            Stock          Total
                                                                          Ownership    Stockholders'
                                                                         Plan Shares       Equity
                                                                         ---------------------------
Balance at December 31, 2000                                              $      --     $ 6,098,320

Comprehensive income
   Net income                                                                    --          69,156
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on securities available-for-sale
        arising during the year, net of tax of $ 90,579                          --         174,372
     Reclassification adjustment, net of taxes of $ (4,084)                      --          (6,468)
                                                                                        ------------
   Other comprehensive income, net of taxes of $ 86,495                          --         167,904
                                                                                        ------------
Comprehensive income                                                                        237,060
                                                                                        ------------
Issuance of common stock                                                         --       6,199,885
Loan to ESOP for purchase of shares                                         (25,200)        (25,200)
                                                                         ---------------------------
Balance at December 31, 2001                                                (25,200)     12,510,065

Comprehensive income
   Net income                                                                    --         495,220
   Other comprehensive income, net of tax:
     Change in unrealized gain (loss) on securities available-for-sale
        arising during the year, net of tax of $(40,523)                         --         (79,588)
     Reclassification adjustment, net of taxes of $ (2,586)                      --          (4,096)
                                                                                        ------------
   Other comprehensive (loss), net of taxes of $(43,109)                         --         (83,684)
                                                                                        ------------
Comprehensive income                                                                        411,536
                                                                                        ------------
Costs related to issuance of common stock                                        --         (67,968)
Loan to ESOP for purchase of shares                                        (140,775)       (140,775)
Allocation of ESOP shares                                                     4,889           5,356
                                                                         ---------------------------
Balance at December 31, 2002                                              $(161,086)    $12,718,214
                                                                         ===========================

See Notes to Consolidated Financial Statements.

CLOVER LEAF FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002 and 2001

                                                                                      2002            2001
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income                                                                      $    495,220    $     69,156
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                       136,011         162,026
    Provision for loan losses                                                           93,000          88,148
    Net amortization/accretion on securities                                            63,764          35,865
    Deferred tax provision                                                              36,211         (19,854)
    Allocation of ESOP shares                                                            5,356              --
    Gain on sale of securities                                                          (6,682)        (10,552)
    Federal Home Loan Bank stock dividend                                             (187,600)        (69,900)
    Gain on sale of premises and equipment                                            (110,735)             --
    Gain on loans held for sale                                                       (125,753)        (62,938)
    Proceeds from sales of loans held for sale                                       8,203,944       3,091,941
    Originations of loans held for sale                                             (8,078,191)     (3,029,003)
    (Increase) decrease in accrued interest receivable                                  (8,461)         30,378
    (Increase) decrease in other assets                                               (131,197)         85,333
    (Decrease) increase in accrued interest payable                                    (97,002)        202,680
    Increase (decrease) in other liabilities                                           318,976         (31,819)
                                                                                  -----------------------------
        Net cash provided by operating activities                                      606,861         541,461
                                                                                  -----------------------------
Cash Flows from Investing Activities
    Purchase of securities available-for-sale                                       (8,345,424)     (7,907,142)
    Proceeds of calls, maturities and paydowns of securities available-for-sale      9,019,087       9,214,032
    Purchase of Federal Home Loan Bank stock                                        (1,500,000)     (2,500,000)
    Sale of Federal Home Loan Bank stock                                             1,300,000              --
    Proceeds from sale of premises and equipment                                       735,735              --
    Increase in loans, net                                                          (5,201,254)     (5,664,619)
    Purchase of premises and equipment                                                 (66,740)        (10,187)
                                                                                  -----------------------------
        Net cash used in investing activities                                       (4,058,596)     (6,867,916)
                                                                                  -----------------------------
Cash Flows from Financing Activities
    Increase (decrease) in deposits                                                 (8,445,068)      4,896,732
    Proceeds from Federal Home Loan Bank advances                                    7,500,000              --
    Repayments of Federal Home Loan Bank advances                                           --      (1,500,000)
    Increase (decrease) in other borrowings                                            (70,000)        337,000
    Proceeds from stock conversion                                                          --       6,612,500
    Loans to ESOP for purchase of shares                                              (140,775)        (25,200)
    Costs associated with issuance of stock                                            (67,968)       (412,615)
                                                                                  -----------------------------
        Net cash provided by (used in) financing activities                         (1,223,811)      9,908,417
                                                                                  -----------------------------
        Net increase (decrease) in cash and cash equivalents                        (4,675,546)      3,581,962
Cash and cash equivalents:
    Beginning                                                                       12,792,667       9,210,705
                                                                                  -----------------------------
    Ending                                                                        $  8,117,121    $ 12,792,667
                                                                                  =============================
Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
    Interest                                                                      $  2,621,502    $  3,649,142
    Income taxes, net of (refunds)                                                      66,501         (98,080)

See Notes to Consolidated Financial Statements.

CLOVER LEAF FINANCIAL cORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1. Significant Accounting Policies

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Clover Leaf Financial Corp. (the Company) and its wholly-owned subsidiary, Clover Leaf Bank (the Bank). These entities are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Based on the Company's approach to decision making, it has decided that its business is comprised of a single business segment.

Clover Leaf Financial Corp. was formed on December 27, 2001 and purchased all of the outstanding shares of Clover Leaf Bank, SB with the proceeds of a stock offering completed on December 27, 2001. Simultaneous to the stock offering, the Bank converted from a state-chartered mutual savings association to a state-chartered capital stock savings bank. Effective December 27, 2002, the Bank converted from a savings bank to a commercial bank.

The Company issued 661,250 shares of common stock following the stock offering. Net proceeds to the Company were $6,612,500 of which $3,719,931 was paid to the Bank in exchange for all of the common stock of the Bank. Expenses related to the offering totaled $480,583. The Company has loaned $165,975 to the Bank to purchase 12,700 shares of stock on the open market in order to establish an Employee Stock Ownership Plan. The Company trades on the OTC Bulletin Board under the symbol "CLOV."

Clover Leaf Bank provides residential, commercial and installment loans, deposits and other customer services to individuals and corporate customers primarily in Madison County, Illinois. Clover Leaf Financial Services, Inc., (a wholly owned subsidiary of the Bank) provides life and disability insurance to loan customers of the Bank.

Basis of presentation:

In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Significant estimates which are particularly susceptible to change in a short period of time include the determination of the market value of investment securities and the allowance for loan losses. Actual results could differ significantly from those estimates.

Comprehensive income:

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

CLOVER LEAF FINANCIAL cORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Securities available-for-sale:

Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. The difference between fair value and amortized cost (cost adjusted for amortization of premiums and accretion of discounts, computed by the interest method of accrual over their contractual lives) results in an unrealized gain or loss. Unrealized gains or losses are reported as accumulated other comprehensive income (loss) in equity, net of the related deferred tax effect. Realized gains or losses, determined using the specific identification method, are included in earnings.

Federal Home Loan Bank stock:

The Company, as a member of the Federal Home Loan Bank of Chicago (the "FHLB"), is required to maintain an investment in common stock of the FHLB in an amount equal to 1% of its outstanding home loans. No ready market exists for the FHLB stock, and it has no quoted market value. For disclosure purposes, such stock is assumed to have a market value which is equal to cost. Dividends received on such stock are reflected as interest income in the consolidated statements of income.

Loans:

Loans are stated at unpaid principal balances, less the allowance for loan losses, deferred fees and costs. Interest income is credited to income as earned using the simple interest method applied to the daily principal balance outstanding and includes the amortization of net deferred loan fees and costs over the loan term.

The accrual of interest on any loan is discontinued when, in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal. When the accrual of interest is discontinued, all unpaid accrued interest is reversed against income. Interest income on these loans is subsequently recognized to the extent interest payments are received and principal is considered to be fully collectible.

A loan is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments in accordance with the terms of the loan. All installment and real estate loans are considered to be small balance homogenous loan pools for the purpose of evaluating impairment. Commercial loans are specifically evaluated for impairment. For collateralized impaired loans, loan balances in excess of net realizable value are deemed impaired. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

CLOVER LEAF FINANCIAL cORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Allowance for loan losses:

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on an evaluation of the collectibility of loans and prior loan loss experience. This evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examination.

Premises and equipment:

Land is carried at cost. Other premises and equipment are recorded at cost and are depreciated on the straight-line method. Depreciation and amortization are provided over the estimated useful lives of the respective assets.

Income taxes:

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Cash and cash flows:

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and due from other financial institutions (including cash items in process of clearing) and interest bearing deposits in other financial institutions. Cash flows from loans, deposits and other borrowings are reported net.

Earnings per share:

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Shares acquired by the Employee Stock Ownership Plan (ESOP) are held in trust but are not considered in the weighted average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. The Company has not issued any stock options or other potentially dilutive shares, therefore, diluted earnings are the same as basic earnings per share.

CLOVER LEAF FINANCIAL cORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following reflects earnings per share calculations for basic and diluted methods:

                                                              December 31,
                                                       -------------------------
                                                          2002           2001
                                                       -------------------------
Net income available to common shareholders            $ 495,220      $  69,156
                                                       =========================
Basic potential common shares:
   Weighted average shares outstanding                   661,250        661,250
   Weighted average unallocated ESOP shares              (12,345)        (2,000)
                                                       -------------------------
Basic average shares outstanding                         648,905        659,250
                                                       -------------------------
Diluted potential common shares                               --             --
                                                       -------------------------
Diluted average shares outstanding                       648,905        659,250
                                                       -------------------------
Basic earnings per share                               $    0.76      $    0.10
                                                       =========================
Diluted earnings per share                             $    0.76      $    0.10
                                                       =========================

Reclassifications:

Certain amounts in 2001 have been reclassified to conform with the 2002 presentation with no effect on stockholders' equity or net income.

Emerging accounting standards:

In June 2001, Statement on Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," was issued to address financial reporting and obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset, except for certain obligations of lessees. Statement No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this Statement will have a material effect on the consolidated financial statements.

CLOVER LEAF FINANCIAL cORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2. Cash and Due from Banks

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve balances were approximately $241,000 and $132,000, respectively, at December 31, 2002 and 2001.

The nature of the Company's business requires that it maintain amounts due from banks which, at times, may exceed federally insured limits. The Company does not anticipate experiencing any losses in such accounts.

Note 3. Securities

Amortized costs and fair values of securities available-for-sale are summarized as follows:

                                                  Gross        Gross
                                  Amortized    Unrealized   Unrealized       Fair
                                     Cost         Gains       Losses         Value
                                 ---------------------------------------------------
                                                         2002
                                 ---------------------------------------------------
U.S. Agencies                    $ 9,351,527   $   90,687   $   16,130   $ 9,426,084
State and municipal securities       844,115        8,047           --       852,162
Corporate securities                 509,425       47,575           --       557,000
Mortgage backed securities         2,601,134       28,329       16,227     2,613,236
                                 ---------------------------------------------------
                                 $13,306,201   $  174,638   $   32,357   $13,448,482
                                 ===================================================

                                                         2001
                                 ---------------------------------------------------
U.S. Agencies                    $ 8,351,945   $  181,563   $    1,233   $ 8,532,275
State and municipal securities       862,514       11,300          100       873,714
Corporate securities                 511,917       23,500           --       535,417
Mortgage backed securities         4,310,570       54,044           --     4,364,614
                                 ---------------------------------------------------
                                 $14,036,946   $  270,407   $    1,333   $14,306,020
                                 ===================================================

Unexpected calls of securities during 2002 and 2001 resulted in gross gains of $6,682 and $10,552, respectively. The tax expense applicable to these gross realized gains amounted to $2,586 and $4,084, respectively.

CLOVER LEAF FINANCIAL cORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following is a summary of maturities of securities available-for-sale as of December 31, 2002. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary:

                                                     Amortized           Fair
                                                        Cost            Value
Amounts maturing in:                                ----------------------------
   One year or less                                 $   270,000      $   270,290
   After one year through five years                  3,059,423        3,138,525
   After five years through ten years                 7,375,644        7,426,431
   Mortgage backed securities                         2,601,134        2,613,236
                                                    ----------------------------
                                                    $13,306,201      $13,448,482
                                                    ============================

Securities with a carrying amount of approximately $3,360,000 and $4,617,000 were pledged to secure deposits as required or permitted by law at December 31, 2002 and 2001, respectively.

Note 4. Loans

Major classifications of loans follow:

                                                            December 31,
                                                   -----------------------------
                                                       2002              2001
                                                   -----------------------------
Real estate loans:
  One- to four-family                              $34,300,392       $33,772,558
  Commercial                                        22,797,123        13,971,060
  Construction and land                                760,520         1,193,347
                                                   -----------------------------
       Total real estate loans                      57,858,035        48,936,965
                                                   -----------------------------
Other loans:
  Consumer:
     Deposit account                                        --            79,978
     Automobile                                      1,424,641         3,136,050
     Home equity                                     1,611,011         1,639,095
     Other                                           1,595,454         1,571,845
                                                   -----------------------------
       Total consumer loans                          4,631,106         6,426,968
                                                   -----------------------------
Commercial business                                  5,758,958         7,732,378
                                                   -----------------------------
       Total gross loans                            68,248,099        63,096,311

Less:
  Deferred fees and discounts                           14,754            14,802
  Allowance for losses                                 689,592           646,010
                                                   -----------------------------
       Total loans receivable, net                 $67,543,753       $62,435,499
                                                   =============================

CLOVER LEAF FINANCIAL cORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

An analysis of the activity in the allowance for loan losses is as follows:

                                                             Year Ended
                                                            December 31,
                                                    ----------------------------
                                                       2002              2001
                                                    ----------------------------
Balance, beginning of year                          $ 646,010         $ 625,513
   Provision for loan losses                           93,000            88,148
   Loans charged off                                 (104,500)         (131,776)
   Recoveries                                          55,082            64,125
                                                    ----------------------------
Balance, end of year                                $ 689,592         $ 646,010
                                                    ============================

The amount of loans serviced by the Company for the benefit of others is not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans was approximately $10,299,000 and $5,893,000 at December 31, 2002 and 2001, respectively.

Related parties include executive officers, directors, and their affiliates. Loans to related parties at December 31, 2002 and 2001 were approximately $2,164,000 and $2,463,000, respectively. During the year ended December 31, 2002, total principal additions were approximately $414,000 and total principal payments were approximately $713,000.

The loan portfolio includes a concentration of loans in commercial real estate amounting to $22,797,123 and $13,971,060 as of December 31, 2002 and 2001,
respectively. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions with commercial real estate compare favorably with the Company's credit loss experience on its loan portfolio as a whole. The concentration of credit with commercial real estate is taken into consideration by management in determining the allowance for loan losses. The Company's opinion as to the ultimate collectibility of these loans is subject to estimates regarding future cash flows from operations and the value of the property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

The Company utilizes their data processing system to identify loan payments not made by their contractual due date and calculate the number of days each loan exceeds the contractual due dates. The accrual of interest on any loan is discontinued when, in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal.

CLOVER LEAF FINANCIAL cORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following table presents data on impaired and non-accrual loans:

                                                                    December 31,
                                                              -----------------------
                                                                 2002         2001
                                                              -----------------------
Impaired loans for which there is a related allowance for
   loan losses                                                $  219,617   $  233,101
Impaired loans for which there is no related allowance for
   loan losses                                                   346,895      761,899
                                                              -----------------------
     Total impaired loans                                     $  566,512   $  995,000
                                                              =======================
Allowance for loan losses for impaired loans included in
   the allowance for loan losses                              $   25,000   $   44,000
                                                              =======================
Average recorded investment in impaired loans                 $  683,143   $  995,000
                                                              =======================
Cash basis income recognized from impaired loans              $   20,797   $   39,927
                                                              =======================
Loans contractually past due 90 days or more and
   still accruing interest                                    $  194,969   $  114,818
                                                              =======================
Loans no longer accruing interest, including impaired loans   $1,529,038   $1,438,383
                                                              =======================
Interest forgone on non-accrual loans in current year         $  118,573   $   80,306
                                                              =======================

Note 5. Premises and Equipment

Premises and equipment consist of:

                                                          December 31,
                                                --------------------------------
                                                    2002                2001
                                                --------------------------------
Land and land improvements                      $   459,470         $ 1,084,470
Buildings and improvements                        2,024,449           1,977,005
Furniture and fixtures                              785,289             765,992
                                                --------------------------------
                                                  3,269,208           3,827,467
Accumulated depreciation                         (1,362,956)         (1,226,944)
                                                --------------------------------
                                                $ 1,906,252         $ 2,600,523
                                                ================================

CLOVER LEAF FINANCIAL cORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6.  Deposits

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $4,922,000 and $7,445,000 at December 31, 2002 and
2001, respectively.

Scheduled maturities of time deposits at December 31, 2002 are as follows:

2003                                                                $26,661,889
2004                                                                  5,842,954
2005                                                                  2,314,797
2006                                                                  1,212,207
2007                                                                  5,129,207
Thereafter                                                                2,000
                                                                    -----------
                                                                    $41,163,054
                                                                    ===========

Note 7. Federal Home Loan Bank Advances

FHLB advances at year-end were:

                                                          2002           2001
                                                       -------------------------
2.35% advance, due July 2003, fixed rate               $6,500,000     $       --
1.76% advance, due October 2003, fixed rate             1,000,000             --
5.49% advance, due February 2004, fixed rate            1,000,000      1,000,000
5.96% advance, due February 2009, fixed rate              500,000        500,000
                                                       -------------------------
                                                       $9,000,000     $1,500,000
                                                       =========================

At December 31, 2002 and 2001, in addition to FHLB stock, the Company had a blanket lien on eligible residential real estate loans which were pledged to the FHLB to secure advances outstanding.

Note 8. Other Borrowings

Other borrowings consist of securities sold under agreements to repurchase of $284,000 and $354,000 at December 31, 2002 and 2001, respectively.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

CLOVER LEAF FINANCIAL cORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9.  Income Taxes (Benefit)

Income taxes (benefit) consisted of:

                                                                Year Ended
                                                               December 31,
                                                         -----------------------
                                                            2002          2001
                                                         -----------------------
Federal:
  Current                                                $ 196,025    $  (5,613)
  Deferred                                                  36,211      (19,854)
                                                         -----------------------
                                                         $ 232,236    $ (25,467)
                                                         =======================

The provision for federal income taxes differs from that computed by applying the maximum federal statutory rate of 35% as follows:

                                                               Year Ended
                                                              December 31,
                                                        ------------------------
                                                           2002         2001
                                                        ------------------------
Tax expense (benefit) at statutory rate                 $ 254,610     $  15,291
Tax exempt interest                                       (18,627)      (17,244)
Nondeductible expenses                                      3,558         2,857
Other                                                      (7,305)      (26,371)
                                                        ------------------------
                                                        $ 232,236     $ (25,467)
                                                        ========================

The net deferred tax assets in the accompanying balance sheets include the following components:

                                                                December 31,
                                                            --------------------
                                                              2002        2001
                                                            --------------------
Assets:
  Allowance for loan losses                                 $258,353    $232,969
  Deferred compensation                                      132,247     152,276
  Premises and equipment                                      32,989      17,063
  Illinois net operating loss                                 82,178     100,163
  Other                                                       32,736      18,539
                                                            --------------------
     Total deferred tax assets                               538,503     521,010
Valuation allowance                                          109,340     128,238
                                                            --------------------
     Net deferred tax assets                                 429,163     392,772
                                                            --------------------
Liabilities:
  Unrealized gain on securities available for sale            48,376      91,485
  FHLB stock dividend                                        145,755      73,153
                                                            --------------------
     Total deferred tax liabilities                          194,131     164,638
                                                            --------------------
                                                            $235,032    $228,134
                                                            ====================

As of December 31, 2002, the Company had net operating loss carryovers for state tax purposes totaling approximately $1,748,000 that are eligible to be used through 2015.

CLOVER LEAF FINANCIAL cORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 10. Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on a Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require a Company to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Federal regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                           To Be Well
                                                                                       Capitalized Under
                                                                  For Capital          Prompt Corrective
                                      Actual                   Adequacy Purposes:      Action Provisions:
                                   ----------------------------------------------------------------------
                                      Amount       Ratio       Amount       Ratio       Amount      Ratio
                                   ----------------------------------------------------------------------
As of December 31, 2002:
   Total Capital (to Risk
     Weighted Assets)
     Clover Leaf Financial Corp.   $13,308,545     21.58%    $4,932,640      8.0%        N/A
     Clover Leaf Bank              $10,950,958     17.76%    $4,932,640      8.0%     $6,165,800    10.0%

   Tier I Capital (to Risk
     Weighted Assets)
     Clover Leaf Financial Corp.   $12,618,953     20.47%    $2,466,320      4.0%         N/A
     Clover Leaf Bank              $10,261,366     16.64%    $2,466,320      4.0%     $3,699,480     6.0%

   Tier I Capital (to
     Average Assets)
     Clover Leaf Financial Corp.   $12,618,953     13.98%    $3,610,841      4.0%         N/A
     Clover Leaf Bank              $10,261,366     11.37%    $3,610,841      4.0%     $4,513,552     5.0%

CLOVER LEAF FINANCIAL cORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                                              To Be Well
                                                                                          Capitalized Under
                                                                     For Capital          Prompt Corrective
                                                 Actual           Adequacy Purposes:      Action Provisions:
                                         --------------------------------------------------------------------
                                            Amount     Ratio      Amount       Ratio       Amount       Ratio
                                         --------------------------------------------------------------------
As of December 31, 2001:
   Total Capital (to Risk
     Weighted Assets)
     Clover Leaf Financial Corp.         $12,978,486   22.91%   $4,532,800                   N/A
     Clover Leaf Bank                    $10,498,533   18.53%   $4,533,000      8.0%     $5,666,000     10.0%

   Tier I Capital (to Risk
     Weighted Assets)
     Clover Leaf Financial Corp.         $12,332,476   21.77%   $2,266,400                   N/A
     Clover Leaf Bank                    $ 9,852,523   17.39%   $2,266,000      4.0%     $3,400,000      6.0%

   Tier I Capital (to
     Average Assets)
     Clover Leaf Financial Corp.         $12,332,476   13.77%   $3,582,320                   N/A
     Clover Leaf Bank                    $ 9,852,523   11.00%   $3,582,000      4.0%     $4,478,000      5.0%

Note 11. Commitments, Contingency and Credit Risk

The Company and the Bank are a party to legal actions which are in the normal course of business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the financial position or the results of operations of the Company. The Bank is the defendant in a lawsuit filed by the Bank's former president. The suit alleges that his termination violates Federal "whistle blower" status. The case is in discovery. Management believes the outcome of the case will not have a material effect on the consolidated financial statements.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in addition to the amounts recognized in the statements of financial condition.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

CLOVER LEAF FINANCIAL cORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A summary of the notional or contractual amounts of financial instruments, primarily variable rate, with off-balance-sheet risk follows:

                                                              Year Ended
                                                             December 31,
                                                     ---------------------------
                                                        2002             2001
                                                     ---------------------------
Commitments to extend credit                         $8,160,000       $6,295,000
Standby letters of credit                                27,000          531,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management's credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities of customers. The Company's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral, which may include accounts receivables, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event, the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At December 31, 2002 and 2001, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

The Company does not engage in the use of interest rate swaps, futures, forwards, or option contracts.

Note 12. Retirement Plan

The Bank participates in a multiemployer, defined benefit retirement plan which covers substantially all employees. Since this is a multiemployer plan, the plan's administrators are unable to determine the actuarial present value of benefits attributable to the Bank's participants in the plan.

Total pension expense for the years ended December 31, 2002 and 2001 was $70,006 and $54,000, respectively.

CLOVER LEAF FINANCIAL cORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 13. Liquidation Account

At the time of conversion to a stock corporation, the Bank established a liquidation account for the benefit of eligible savings account holders who continue to maintain their savings accounts with the Bank after conversion. In the event of a complete liquidation of the Bank (and only in such event), eligible savings account holders who continue to maintain their accounts with the Bank shall be entitled to receive a distribution from the liquidation account after payment to all creditors but before any liquidation distribution with respect to common stock. The initial liquidation account was established at approximately $6.2 million. This account is proportionately reduced for any subsequent reduction in the eligible holders' deposit accounts. The creation and maintenance of the liquidation account will not restrict the use or application of any of the capital accounts of the Bank, except that the Bank may not declare or pay a cash dividend on, or purchase any of, its capital stock, if the effect of such dividends or repurchase would be to cause the Bank's net worth to be reduced below the aggregate amount then required for the liquidation account, or the amount required by federal or state law. Due to various natural events, such as death, relocation and general attrition of accounts, the balance in the liquidation account has been reduced to $2.8 at December 31, 2002.

Note 14. Employee Stock Ownership Plan

The Company has an employee stock ownership plan which covers substantially all employees who have attained the age of 21 and completed one year of service. In connection with the conversion to a stock corporation, the Company loaned funds to the ESOP for the purchase of shares of the Company's common stock on the open market of $12.60 per share using funds loaned by the Company. During 2002, the Company purchased 10,700 shares at an average price of $13.15. The Company loan is being repaid with level principal payments over 20 years beginning March 7, 2003. All shares are held in a suspense account for allocation among the participants as the loan is repaid. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by the Company as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and the Company recognizes compensation expense equal to the fair market value of the shares committed to be released. Compensation expense of $5,356 was incurred in 2002. No compensation expense related to the ESOP was incurred in 2001. The following table reflects the shares held by the plan at December 31, 2002 and 2001:

                                                                   December 31,
                                                                 ---------------
                                                                  2002      2001
                                                                 ---------------
Unallocated shares (fair value at December 31, 2002 and 2001
  of $193,889 and $25,200, respectively)                         12,326    2,000
Allocated shares                                                    374       --
                                                                 ---------------
Committed to be released                                         12,700    2,000
                                                                 ===============

CLOVER LEAF FINANCIAL cORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 15. Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Approximate carrying values and estimated fair values at December 31, 2002 and 2001 is summarized as follows:

                                                2001                        2002
                                    ----------------------------------------------------
                                     Approximate   Estimated     Approximate   Estimated
                                      Carrying       Fair         Carrying       Fair
                                       Value         Value         Value         Value
                                    ----------------------------------------------------
Assets:
   Cash and due from other
     financial institutions         $ 2,428,958   $ 2,428,958   $ 2,513,396  $ 2,513,396
   Interest-bearing deposits in
     other financial institutions     5,688,163     5,688,163    10,279,271   10,279,271
   Securities available for sale     13,448,482    13,448,482    14,306,020   14,306,020
   FHLB stock                         3,409,000     3,409,000     3,021,400    3,021,400
   Loans                             67,543,753    66,855,092    62,435,499   61,447,647
   Accrued interest receivable          540,502       540,502       532,041      532,041

Liabilities:
   Noninterest bearing deposits       7,152,821     7,152,821    13,060,619   13,060,619
   Interest bearing deposits         65,334,485    65,647,488    67,871,755   68,741,399
   FHLB advances                      9,000,000     9,084,816     1,500,000    1,520,490
   Other borrowings                     284,000       284,000       354,000      354,000
   Accrued interest payable             217,603       217,603       314,605      314,605

The carrying value of cash and cash equivalents, transaction accounts, savings, other borrowings and accrued interest receivable and payable are considered reasonable estimates of those instruments fair values.

The fair value of investment securities and mortgage-backed securities is based on quoted market prices and prices obtained from independent pricing services. FHLB stock and other investments, included in investment securities, for which current market values are not readily available are believed to have carrying values which approximate market values. The fair value of loans, FHLB advances and certificates of deposit, are estimated based on present values using published rates currently available that are applicable to each category of such financial instrument.

No adjustment was made to the interest rates for changes in credit of performing loans for there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the interest rates along with the general reserves applicable to the performing loan portfolio results in a fair valuation of such loans.

CLOVER LEAF FINANCIAL cORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Bank does not have unrecognized financial instruments, other than those discussed in Note 11, which are subject to fair value disclosure. The difference between the fair value and the face value for the instruments disclosed in Note 11 was not considered material.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 16. Condensed Parent Company Only Financial Statements

                                                                December 31,
                                                       ----------------------------
Balance Sheets                                              2002           2001
                                                       ----------------------------
Assets:
   Cash and cash equivalents                           $  2,056,088    $  2,479,954
   Equity in net assets of Clover Leaf Bank              10,360,626      10,030,111
   Other assets                                             301,500          25,200

                                                       $ 12,718,214    $ 12,535,265

Liabilities and stockholders' equity:
   Other liabilities                                   $         --    $     25,200
   Common stock                                              66,125          66,125
   Surplus                                                6,066,259       6,133,760
   Retained earnings                                      6,653,011       6,157,791
   Accumulated comprehensive income                          93,905         177,589
   Unearned ESOP shares                                    (161,086)        (25,200)

                                                       $ 12,718,214    $ 12,535,265

                                                          Years Ended December 31,
                                                       ----------------------------
Statements of income                                        2002           2001
                                                       ----------------------------
Dividends from subsidiary                              $         --    $         --
Interest income                                               7,454              --
     Operating income                                         7,454              --

Equity in undistributed earnings of Clover Leaf Bank        549,618          69,156
Other noninterest income                                         --              --
     Total other income                                     549,618          69,156
Other expenses                                               89,877              --
     Income before income tax benefit                       467,195          69,156
Income tax benefit                                           28,025              --
     Net income                                        $    495,220    $     69,156

CLOVER LEAF FINANCIAL cORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                   Years Ended December 31,
                                                                 --------------------------
Statements of cash flows                                             2002           2001
                                                                 --------------------------
Operating activities:
   Net income                                                    $   495,220    $    69,156
   Adjustments to reconcile net income to net cash provided by operating activities:
        Equity in undistributed earnings of Clover Leaf Bank        (549,618)       (69,156)
        (Decrease) increase in other liabilities                     (25,200)        25,200
        Increase in other assets                                    (135,525)            --
                                                                 --------------------------
          Net cash provided by operating activities                 (215,123)        25,200
                                                                 --------------------------
Financing activities:
   Loans to ESOP for purchase of shares                             (140,775)       (25,200)
   Costs associated with issuance of stock                           (67,968)      (412,615)
   Proceeds from stock conversion                                         --      6,612,500
   Purchase Bank stock in conversion                                      --     (3,719,931)
                                                                 --------------------------
          Net cash used in financing activities                     (208,743)     2,454,754
                                                                 --------------------------
Increase (decrease) in cash and cash equivalents                    (423,866)     2,479,954

Cash and cash equivalents:
   Beginning of period                                             2,479,954             --
                                                                 --------------------------
   End of period                                                 $ 2,056,088    $ 2,479,954
                                                                 ==========================

                             STOCKHOLDER INFORMATION

Annual Meeting                            Transfer Agent

The Annual Meeting of Stockholders        Registrar and Transfer Company 10
will be held at 1:00 p.m. on May 27,      Commerce Drive Cranford, New Jersey
2003 at Clover Leaf Bank, 2143 S.         07016
Route 157, Edwardsville, Illinois.
                                          If you have any questions concerning
Stock Listing                             your stockholder account, please call
                                          our transfer agent, noted above, at
The Company's Common Stock trades         (800) 368-5948. This is the number to
over-the-counter on the OTC Bulletin      call if you require a change of
Board under the symbol "CLOV.OB"          address, records or information about
                                          lost certificates.
Special Counsel
                                          Annual Report on Form 10-KSB
Luse Gorman Pomerenk & Schick, P.C.
5335 Wisconsin Avenue, N.W., Suite 400    A copy of the Company's Form 10-KSB
Washington, D.C. 20015                    for the fiscal year ended December 31,
                                          2002, will be furnished without charge
Independent Auditors                      to stockholders as of April 15, 2003,
                                          upon written request to the Secretary,
McGladrey & Pullen, LLP                   Clover Leaf Financial Corp., 200 East
1806 Fox Drive                            Park Street, Edwardsville, Illinois
Champaign, Illinois 61820                 62025.

                             DIRECTORS AND OFFICERS

           Directors                                     Officers

       Philip H. Weber                         Dennis M. Terry
       Chairman of the Board                   President and
                                                    Chief Executive Officer

       Robert W. Schwartz
       Vice Chairman of the Board              Lisa R. Fowler
                                               Senior Vice President

       Joseph J. Gugger
                                               Darlene F. McDonald
       Kenneth P. Highlander                   Senior Vice President,
                                                    Treasurer and Secretary
       Gary D. Niebur

       Dennis M. Terry

       Dennis Ulrich

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

Dennis M. Terry, President and Chief Executive Officer, and Darlene F. McDonald, Senior Vice President and Chief Financial Officer of Clover Leaf Financial Corp. (the "Company"), each certify in his or her capacity as an officer of the Company that he or she has reviewed the Annual Report of the Company on Form 10-KSB for the year ended December 31, 2002 and that to the best of his or her knowledge:

     1. the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

     2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


March 28, 2003                 /s/ Dennis M. Terry
---------------------          -----------------------------------
Date                           Dennis M. Terry
                               President and Chief Executive Officer


March 28, 2003                 /s/ Darlene F. McDonald
---------------------          -----------------------------------
Date                           Darlene F. McDonald
                               Senior Vice President and Chief Financial Officer