Form 10QSB
period 2003-03-31
CLOVER LEAF FINANCIAL CORP
filed 2003-05-15
CIK 1144514

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period ______ to ______

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]                    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                                     Outstanding at May 13, 2003
Common stock $.10 par value                                  646,450

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in Thousands, except per share data)

                                                                                               March 31,           December 31,
                                                                                                 2003                  2002
                                                                                            ----------------     -----------------
ASSETS
     Cash and due from banks                                                                        $ 3,065                $2,429
     Interest bearing deposits in other financial institutions                                        6,659                 5,688
                                                                                            ----------------     -----------------
        Total cash and cash equivalents                                                               9,724                 8,117

     Securities available-for-sale                                                                   16,572                13,448
     Federal Home Loan Bank stock                                                                     3,461                 3,409
     Loans, net of allowance for loan losses of
         $717 in 2003 and $690 at December 31, 2002                                                  71,173                67,544
     Bank premises and equipment                                                                      2,384                 1,906
     Accrued interest receivable                                                                        468                   541
     Other assets                                                                                       571                   551
                                                                                            ----------------     -----------------
               TOTAL ASSETS                                                                        $104,353               $95,516
                                                                                            ================     =================

LIABILITIES
     Deposits:
          Noninterest bearing                                                                        $8,078                $7,153
          Interest bearing                                                                           72,406                65,334
                                                                                            ----------------     -----------------
               Total deposits                                                                        80,484                72,487

     Federal Home Loan Bank advances                                                                  9,000                 9,000
     Other borrowings                                                                                 1,151                   284
     Accrued interest payable                                                                           211                   218
     Other liabilities                                                                                  905                   809
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES                                                                     91,751                82,798
                                                                                            ----------------     -----------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.10 par value - 250,000 shares authorized;
          none issued or outstanding at March 31, 2003 or December 31, 2002                               -                     -
     Common stock, $.10 par value - 2,000,000 shares authorized; 661,250
          shares issued                                                                                  66                    66
     Surplus                                                                                          6,068                 6,066
     Retained earnings                                                                                6,761                 6,653
     Accumulated other comprehensive income                                                             104                    94
     Treasury Stock, 14,800 shares at cost at March 31, 2003                                          (243)                     -
     Unearned Employee Stock Ownership Plan shares                                                    (154)                 (161)
                                                                                            ----------------     -----------------
               TOTAL STOCKHOLDERS' EQUITY                                                            12,602                12,718
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $104,353               $95,516
                                                                                            ================     =================

See the accompanying notes to unaudited consolidated financial statements.

CLOVER LEAF FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(Dollars in Thousands, except per share data)

                                                              Three Months Ended
                                                                   March 31,
                                                      ------------------------------------
                                                           2003                2002
                                                      ----------------    ----------------
Interest Income and dividend income:
     Loans, including fees                                     $1,108              $1,093
     Securities                                                   127                 184
     Federal Home Loan Bank dividends                              43                  56
     Interest-bearing deposits in other banks                      18                  11
                                                      ----------------    ----------------
          TOTAL INTEREST AND FEE INCOME                         1,296               1,344
                                                      ----------------    ----------------
Interest Expense:
     Deposits                                                     528                 651
     Federal Home Loan Bank advances                               64                  21
     Other borrowings                                               3                   1
                                                      ----------------    ----------------
          TOTAL INTEREST EXPENSE                                  595                 673
                                                      ----------------    ----------------
               NET INTEREST INCOME                                701                 671
Provision for loan losses                                          23                  21
                                                      ----------------    ----------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                          678                 650
                                                      ----------------    ----------------
Noninterest Income:
     Service charges on deposit accounts                           20                  18
     Other service charges and fees                                14                  15
     Loan servicing fees                                            8                   3
     Gain on sale of loans                                         68                  18
     Gain on sale of investments                                    -                   4
     Other                                                          1                   2
                                                      ----------------    ----------------
          TOTAL NONINTEREST INCOME                                111                  60
                                                      ----------------    ----------------
Noninterest Expense:
     Salaries and employee benefits                               329                 269
     Occupancy and equipment, net                                  64                  66
     Data processing                                               60                  57
     Advertising and marketing                                      9                  15
     Directors' fees                                               30                  24
     Audit and accounting fees                                     18                  18
     Legal & collection expense                                    20                   9
     Other                                                         89                  87
                                                      ----------------    ----------------
          TOTAL NONINTEREST EXPENSE                               619                 545
                                                      ----------------    ----------------

Net income before income taxes                                    170                 165
Income taxes                                                       62                  50
                                                      ----------------    ----------------

NET  INCOME                                                     $ 108               $ 115
                                                      ================    ================

Average Shares Outstanding:
     Basic and Diluted                                        641,549             649,990


 Basic and Diluted Earnings Per Share                            $.17                $.18



See accompanying notes to unaudited consolidated financial statements


CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in Thousands)

                                                              Three Months Ended March 31, 2003
                                --------------------------------------------------------------------------------------------------
                                                                                                         Unearned
                                                                          Accumulated                    Employee
                                                                             Other                         Stock
                                                            Retained     Comprehensive    Treasury       Ownership
                                Common Stock     Surplus    Earnings     Income (Loss)      Stock       Plan Shares   Total Equity
                                ------------    ---------  ----------   ---------------  ---------      -----------   ------------
Balance at December 31, 2002    $       66      $  6,066  $    6,653     $       94             --     $     (161)    $   12,718

Comprehensive income

   Net income                           --            --         108             --             --             --            108

   Other comprehensive income,
   net of tax:

     Change in unrealized               --            --          --             10             --             --             10
     gain on securities
     available-for-sale
     arising during the
     period, net of tax of
     $(5)
                                                                                                                      ------------

   Comprehensive income                                                                                                      118
                                                                                                                      ------------

Allocation of ESOP shares               --             2          --             --             --              7              9

Purchase of treasury stock              --            --          --             --           (243)            --           (243)
                                -------------- ---------- -------------- -------------- -------------- -------------- ------------

Balance at March 31, 2003       $       66      $  6,068  $    6,761     $      104     $     (243)    $     (154)    $   12,602
                                ============== ========== ============== ============== ============== ============== ============
See the accompanying notes to unaudited consolidated financial statements.
----------------------------------------------------------------------------------------------------------------------------------

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                     ----------------------------------------------
                                                                                            2003                      2002
                                                                                     --------------------     ---------------------
Cash Flows from Operating Activities
     Net income                                                                                    $ 108                     $ 115
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation                                                                          30                        36
                Provision for loan losses                                                             23                        21
                Net amortization (accretion) on investments                                          (18)                        6
                Deferred tax provision                                                                (2)                       (7)
                Realized gain on sale of investments                                                   -                        (4)
                Federal Home Loan Bank stock dividend                                                (52)                      (44)
                Gain on sale of loans                                                                (68)                      (18)
                Proceeds from sales of loans held for sale                                         2,418                     3,070
                Origination of loans held for sale                                                (2,350)                        -
                Decrease in accrued interest receivable                                               73                        44
                Decrease (increase) in other assets                                                  (20)                       90
                Decrease in accrued interest payable                                                  (7)                      (34)
                Increase (decrease) in other liabilities                                              93                      (384)
                                                                                     --------------------     ---------------------
                            Net cash provided by operating activities                                228                     2,891
                                                                                     --------------------     ---------------------

Cash  Flows from Investing Activities:
     Purchase of securities available-for-sale                                                    (6,650)                   (1,633)
     Proceeds of sales and maturities of securities available-for-sale and paydowns                3,559                     1,396
     Purchase of Federal Home Loan Bank stock, net                                                     -                    (1,500)
     Increase in loans, net                                                                       (3,652)                   (2,003)
     Purchases of premises and equipment                                                            (508)                      (12)
                                                                                     --------------------     ---------------------
                            Net cash (used in) investing activities                               (7,251)                   (3,752)
                                                                                     --------------------     ---------------------

Cash Flows from Financing Activities
     Increase (decrease) in deposits                                                               7,997                    (5,959)
     Increase (decrease) in other borrowings                                                         867                      (349)
     Loans to ESOP for purchase of shares                                                              -                      (141)
     Allocation of ESOP shares                                                                         9                         -
     Purchase of Treasury Stock                                                                     (243)                        -
     Costs associated with issuance of stock                                                           -                       (11)
                                                                                     --------------------     ---------------------
                            Net cash provided by (used in) financing activities                    8,630                    (6,460)
                                                                                     --------------------     ---------------------
                            Net increase (decrease) in cash and cash equivalents                   1,607                    (7,321)
Cash and cash equivalents:
  Beginning                                                                                        8,117                    12,792
                                                                                     --------------------     ---------------------
  Ending                                                                                          $9,724                    $5,471
                                                                                     ====================     =====================

Supplemental Disclosures of Cash Flow Information
 Cash paid for:
     Interest                                                                                       $602                      $707
     Income taxes                                                                                     27                         -
Supplemental disclosure of non cash investing activities
Assets acquired through foreclosure                                                                    -                        32

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

         The consolidated financial statements include the accounts of the Company's subsidiary. Clover Leaf Financial is a bank holding company that engages in its business through its sole subsidiary, Clover Leaf Bank (the "Bank"), an Illinois-chartered commercial bank. All material intercompany transactions and balances are eliminated. Clover Leaf Financial was organized at the direction of the Board of Directors of the Bank for the purpose of owning all of the outstanding capital stock of the Bank following the completion of the Bank's mutual-to- stock conversion. Clover Leaf Financial offered for sale 661,250 shares of its outstanding common stock in a public offering to eligible depositors and members of the general public and this offering was completed on December 27, 2001.

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

CLOVER LEAF FINANCIAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  (Dollars in Thousands, Except Per Share Data)        Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                       2003           2002
                                                   ------------   ------------

  Net income available to common  shareholders            $108          $ 115

  Weighted average shares outstanding                  653,855        661,250
  Weighted average ESOP shares                         (12,306)       (11,260)
                                                   ------------   ------------
  Basic average shares outstanding                     641,549        649,990
                                                   ------------   ------------

  Basic and diluted earnings per share                    $.17           $.18
                                                   ============   ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion describes Clover Leaf Financial's results of operations during the three-month periods ended March 31, 2003 and 2002, and its financial condition, asset quality, and capital resources as of March 31, 2003. This discussion should be read in conjunction with Clover Leaf Financial's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

FINANCIAL CONDITION

         At March 31, 2003, total assets were $104.4 million, an increase of $8.9 million, or 9.3%, from $95.5 million at December 31, 2002. Loans receivable at March 31, 2003 were $71.2 million, an increase of $3.6 million, or 5.4%, from $67.5 at December 31, 2002. The real estate mortgage portfolio increased $3.8 million, or 11.0%, compared to the portfolio at 2002 year end. This increase is primarily due to the current attractive rate environment and increased demand for new loans and loan refinancing. The commercial real estate portfolio increased $2.1 million, or 9.2% compared to the 2002 year end. This increase was due to an increased focus by the Bank on commercial lending. These increases were offset slightly by a $2.0 million, or 42.5% decline in consumer installment loans. Securities, including Federal Home Loan Bank stock, increased $3.2 million, or 18.8%, to $20.0 million at March 31, 2003 from $16.9 million at December 31, 2002. Cash and cash equivalents increased $1.6 million, or 19.8%, to $9.7 million at March 31, 2003 from $8.1 million at December 31, 2002. Bank premises and equipment increased $478,000, or 25.1% to $2.4 million at March 31, 2003. The increase resulted from a purchase of land that the Bank completed in January of 2003. The land is being held for the purpose of building an additional branch office.

         Deposits as of March 31, 2003 were $80.5 million, an increase of $8.0 million, or 11.0%, from December 31, 2002. The increase in deposits was primarily in the interest-bearing categories, with time deposits showing the greatest increase. Short-term time deposits have continued to be a popular product due to the volatile stock market and lack of high yielding investment options for consumers.

         Federal Home Loan Bank advances as of March 31, 2003 remained at $9.0 million, showing no change from December 31, 2002. Increased deposit volume has allowed the Bank to fund loan growth and security purchases without borrowing additional funds.

         Total stockholders' equity as of March 31, 2003 was $12.6 million, a decrease of $116,000 or 0.9% from $12.7 million at December 31, 2002. The decrease in equity from December 31, 2002 to March 31, 2003 was primarily the result of the purchase of 14,800 shares of treasury stock totaling $243,000 by Clover Leaf Financial during the first quarter of 2003. This decrease in equity was partially offset by the recording of $108,000 in net income. At March 31, 2003 there were 646,450 shares of common stock outstanding, at a book value of $19.49 per share.

ASSET QUALITY

         Clover Leaf Financial's asset quality management program, particularly with regard to loans, is designed to analyze potential risk elements and to support the growth of a high quality loan portfolio. Clover Leaf Financial's policies, consistent with regulatory guidelines, require that loans and other assets be classified as substandard, doubtful or loss if they are determined to be of lesser quality. Assets which possess some weaknesses, but do not warrant classification in the aforementioned categories are required to be designated as special mention. Management regularly reviews the asset portfolio to determine whether any assets require classification in accordance with applicable regulatory guidelines and accounting principles generally accepted in the United States of America.

         At March 31, 2003, nonperforming assets totaled $1,610,000, or 1.54% of total assets, compared to nonperforming assets at year-end 2002 of $1,742,000, or 1.82% of total assets. Nonperforming assets at March 31, 2003 included $12,000 of foreclosed assets. The Bank held $18,000 of foreclosed assets at December 31, 2002. Management does not anticipate any material losses upon disposition of the foreclosed assets held at March 31, 2003.

         The following table sets forth a summary of Clover Leaf Financial's loan portfolio mix and nonperforming assets.

(Dollars in Thousands)
                                             March 31, 2003           December 31, 2002
                                            ------------------      ----------------------
                                       Loans and                                  Loans and
                                      Foreclosed  Non-performing   Foreclosed  Non-performing
                                        Assets       Assets          Assets        Assets
                                      ----------  --------------   ----------   --------------
Real Estate
  One- to four-family ..............   $38,067      $   786         $34,300       $   838
  Commercial .......................    24,895          166          22,797           210
  Construction and land ............       698          182             761           182

Non-real estate
  Consumer .........................     2,665          181           4,631           201
  Commercial Business ..............     5,565          283           5,759           293
                                       -------      -------         -------       -------
Gross loans ........................    71,890        1,598          68,248         1,724
Foreclosed assets ..................        12           12              18            18
                                       -------      -------         -------       -------
          Total ....................   $71,902      $ 1,610         $68,266       $ 1,742
                                       =======      =======         =======       =======

Nonaccrual loans ...................                $ 1,598                       $ 1,529
Accruing loans past due
     90 days or more ...............                   --                             195
Troubled debt restructurings .......                   --                            --
                                                    -------                       -------
     Total nonperforming loans .....                  1,598                         1,724
Foreclosed assets ..................                     12                            18
                                                    -------                       -------
     Total nonperforming assets ....                $ 1,610                       $ 1,742
                                                    =======                       =======

Nonperforming loans to gross loans .                   2.22%                        2.53%
Nonperforming assets to gross loans
     and foreclosed assets .........                   2.24%                        2.55%
Nonperforming assets to total assets                   1.54%                        1.82%

         The Bank recorded net recoveries of $4,000 for the first quarter of 2003 compared to net charge-offs of $11,000 for the first quarter of 2002. Net recoveries as a percentage of average total loans was (.01)% for the first quarter of 2003 compared to net charge-offs as a percentage of average total loans of .02% for the first quarter of 2002.

         Clover Leaf Financial's allowance for loan losses at March 31, 2003, increased to $717,000 from $690,000 at December 31, 2002. At March 31, 2003, the allowance for loan losses represented 44.87% of non-performing loans compared to 40.02% at December 31, 2002. The ratio of the allowance for loan losses to total loans was 1.00% at March 31, 2003 compared to 1.01% at December 31, 2002. Management believes that the allowance for loan losses at March 31, 2003 was adequate to absorb probable losses inherent in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

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

         Potential problem loans are loans included on the watchlist presented to the Board of Directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. The aggregate principal amounts of potential problem loans as of March 31, 2003 and December 31, 2002, were $2.4 million, and $2.1 million, respectively.

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

(Dollars in Thousands)
                                                   Three Months Ended
                                                         March 31
                                                   -----------------
                                                    2003        2002
                                                   -----       -----

Balance at beginning of period .............       $ 690       $ 646
Loans charged off:
     Consumer ..............................           3          21
                                                   -----       -----
               Total charge-offs ...........           3          21
                                                   -----       -----

Recoveries of loans previously charged off:
     Commercial, financial and agricultural            1          --
     Consumer ..............................           6          10
                                                   -----       -----
               Total recoveries ............           7          10
                                                   -----       -----

Net charge-offs (recoveries) ...............          (4)         11
Provision for loan losses ..................          23          21
                                                   -----       -----
Balance at end of period ...................       $ 717       $ 656
                                                   =====       =====

Net charge-offs (recoveries) as a percent of
     average total loans ...................        (.01)%       .02%
Allowance for loans losses to gross loans
                                                    1.00%       1.06%
Allowance for loan losses to
     nonperforming loans ...................       44.87%      41.00%

Income Information

         Net income for the three months ended March 31, 2003 was $108,000, or 6.1% lower than net income of $115,000 for the three months ended March 31, 2002.

         Interest income for the three months ended March 31, 2003 declined $48,000, or 3.6% to $1.3 million. The decrease was primarily due to lower average yields on loans and securities, partially offset by higher average balances in loans and interest bearing deposits in other financial institutions. Average interest-earning assets for the three months ended March 31, 2003 were $93.9 million, an increase of $10.9 million, or 13.1%, over average interest-earning assets for the three months ended March 31, 2002 of $83.0 million. Average loan balances increased $7.0 million. Interest bearing deposits in other financial institutions increased $3.8 million. The average loan yield declined 79 basis points to 6.18% at March 31, 2003 from 6.97% for the same period in the prior year. The Bank's loan rate was negatively impacted by the high volume of mortgage loan refinancing activity as well as the decline in the prime rate, which impacted those commercial loans that re-price with the prime rate. The average security yield declined 154 basis points to 3.78% at March 31, 2003 from 5.32% for the same period in the prior year. The security yield was negatively impacted by the re-pricing of floating rate instruments. Also contributing to the decline in security yield was the high volume of early pay-downs in the mortgage backed security portfolio, which were then replaced with lower yielding securities.

         Interest expense for the most recent three-month period fell by $78,000 to $595,000, a decrease of 11.6% compared to the same period last year. The decrease was primarily due to lower rates paid on interest-bearing deposits and borrowings. The average rate paid on interest-bearing liabilities for the three months ended March 31, 2003 declined by 91 basis points to 3.07% from 3.98% for the same period last year. The average interest rate paid on certificates of deposit fell by 115 basis points to 3.63% for the three months ended March 31, 2003, from 4.78% for the prior-year period.

         Net interest income after provision for loan losses for the three months ended March 31, 2003 was $678,000, compared to $650,000 for the three months ended March 31, 2002, an increase of $28,000, or 4.3%. The increase in net interest income resulted primarily from a decrease in the rate paid on interest bearing liabilities to 3.07% from 3.98% for the same period last year.

         Non-interest income for the three months ended March 31, 2003 was $111,000 compared to $60,000 for the three months ended March 31, 2002, an increase of $51,000, or 85.0%. This increase was primarily attributable to the gain on sale of loans of $68,000 for the current year period, compared to the gain on sale of loans of $18,000 for the same period last year. The Bank periodically sells residential mortgage loans on the secondary market, while retaining servicing rights for the sold loans.

         Non-interest expense for the three months ended March 31, 2003 increased by $74,000 to $619,000, or 13.6% more than the expense of $545,000 for the three months ended March 31, 2002. The increase was primarily attributable to increases in compensation and employee benefits of $60,000, or 22.3%, and increases in legal and collection expenses of $11,000, or 122.2%. Compensation increased as a result of staff additions and annual merit and bonus increases. The increase in legal and collection expense is primarily due to the expenses associated with a lawsuit brought against the Bank by the Bank's former President, as disclosed in the Company's Quarterly Report 10-QSB for the quarter ended September 30, 2002.

         Provision for loan losses for the three months ended March 31, 2003 was $23,000, compared to $21,000 for the three months ended March 31, 2002, an increase of $2,000, or 9.5%. Despite significant loan growth, improvement in the Bank's asset quality has allowed the Bank to record only a modest increase to the monthly provision expense in order to maintain an adequate loan loss reserve in relation to the total non-performing loans and total outstanding gross loan receivables. Management periodically reevaluates the allowance for loan losses to ensure the provision is maintained at a level that represents management's best estimate of probable loan losses in the loan portfolio.

         Income tax expense for the three months ended March 31, 2003 was $62,000, compared to $50,000 for the three months ended March 31, 2002, an increase of $12,000 or 24%. The majority of this increase is related to an increase in the tax rate being applied to earnings. The effective tax rate for the period ending March 31, 2003 is 37% compared to a tax rates of 30% for the period ending March 31, 2002. In the tax year 2002, the Bank had a net operating loss carry-forward with the State of Illinois, due to the profitable year in 2002, that carry-forward has been utilized and the Bank's earnings are once again taxable in the State of Illinois.

LIQUIDITY AND CAPITAL RESOURCES

         Total stockholders' equity decreased $116,000 from $12.7 million, at December 31, 2002 to $12.6 million, at March 31, 2003. This decrease in stockholders' equity during the first three months of 2003 was primarily the result of the purchase of 14,800 shares of treasury stock totaling $243,000 during the first quarter of 2003. This decrease was partially offset by the recording of $108,000 in net income.

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At March 31, 2003, Clover Leaf Bank's Tier 1 and Total capital ratios were 15.57% and 16.64%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. Clover Leaf Bank's leverage ratio at March 31, 2003, was 10.47%. Accordingly, at March 31, 2003 Clover Leaf Bank satisfied these regulatory guidelines.

         Clover Leaf Bank's primary sources of liquidity or internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of liquidity consist primarily of increases in deposits.

         At March 31, 2003, Clover Leaf Bank had loan commitments of $8.0 million and unused lines of credit of $6.0 million. Clover Leaf Bank believes it has adequate resources to fund loan commitments as they arise. If Clover Leaf Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available. At March 31, 2003, approximately $26.1 million of time deposits were scheduled to mature within one year. We expect that substantially all of these time deposits either will be renewed upon maturity or will be placed in money market accounts at Clover Leaf Bank. Clover Leaf Bank intends to sell a greater percentage of its residential real estate loan originations, which will provide additional liquidity.


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Clover Leaf Bank and Clover Leaf Financial are defendants in a lawsuit, Michael A. Schell v. Clover Leaf Bank, SB, Clover Leaf Financial Corporation, brought by Clover Leaf Bank's former President, alleging that the plaintiff's termination in May 2, 2000 violated Federal "whistle-blowing" statutes. The plaintiff brought the lawsuit in the United States District Court for the Southern District of Illinois, and is seeking damages of $2.8 million for lost pay, as well as punitive damages. Clover Leaf Bank and Clover Leaf Financial have retained counsel and are vigorously defending against the plaintiff's claim.

         Clover Leaf Bank is otherwise involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. Other than as described above, at March 31, 2003, Clover Leaf Bank was not involved in any material legal proceedings.

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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (a) Exhibits: 99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by Clover Leaf Financial during the first quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CLOVER LEAF FINANCIAL CORP.
                                                      (Registrant)


DATE:  May  13, 2003                           By: /s/ Dennis M. Terry
       -------------                              ------------------------------
                                                  Dennis M. Terry
                                                  President and Chief
                                                  Executive Officer



DATE:  May 13, 2003                            By: /s/ Darlene F. McDonald
       -------------                              ------------------------------
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


DATE:  May 13, 2003                     By: /s/ Dennis M. Terry
     --------------                        -------------------------------------
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


DATE: May 13, 2003                      By: /s/ Darlene F. McDonald
     --------------                        -------------------------------------
                                           Darlene F. McDonald
                                           Vice President and Treasurer (Chief
                                           Financial Officer)