Form 10QSB
period 2003-06-30
CLOVER LEAF FINANCIAL CORP
filed 2003-08-14
CIK 1144514

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                       Yes [X]                    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                   Outstanding at August 10, 2003
Common stock $.10 par value                                  643,250

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                           Consolidated Balance Sheets                        3
                           Consolidated Statements of Income                  4
                           Consolidated Statement of Changes in
                                Stockholders' Equity
                                and Comprehensive Income                      5
                           Consolidated Statements of Cash Flows              6
                           Notes to Consolidated Financial Statements         7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS           9

         ITEM 3.  CONTROLS AND PROCEDURES                                    16


PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                          17

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  17

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS                                                17

         ITEM 5.  OTHER INFORMATION                                          18

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           18

SIGNATURES                                                                   19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in Thousands, except per share data)

                                                                                               June 30,            December 31,
                                                                                                 2003                  2002
                                                                                            ----------------     -----------------
ASSETS
     Cash and due from banks                                                                        $ 2,270                $2,429
     Interest bearing deposits in other financial institutions                                        5,748                 5,688
                                                                                            ----------------     -----------------
        Total cash and cash equivalents                                                               8,018                 8,117

     Securities available-for-sale                                                                   18,733                13,448
     Federal Home Loan Bank stock                                                                     3,503                 3,409
     Loans, net of allowance for loan losses of
         $737 in 2003 and $690 at December 31, 2002                                                  68,518                67,544
     Bank premises and equipment                                                                      2,379                 1,906
     Accrued interest receivable                                                                        541                   541
     Other assets                                                                                       684                   551
                                                                                            ----------------     -----------------
               TOTAL ASSETS                                                                        $102,376               $95,516
                                                                                            ================     =================

LIABILITIES
     Deposits:
          Noninterest bearing                                                                        $8,014                $7,153
          Interest bearing                                                                           70,742                65,334
                                                                                            ----------------     -----------------
               Total deposits                                                                        78,756                72,487

     Federal Home Loan Bank advances                                                                  9,000                 9,000
     Other borrowings                                                                                   554                   284
     Accrued interest payable                                                                           188                   218
     Other liabilities                                                                                1,073                   809
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES                                                                     89,571                82,798
                                                                                            ----------------     -----------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.10 par value - 250,000 shares authorized;
          none issued or outstanding at June 30, 2003 or December 31, 2002                                -                     -
     Common stock, $.10 par value - 2,000,000 shares authorized; 661,250
          shares issued at June 30, 2003 and December 31, 2002, respectively                             66                    66
     Surplus                                                                                          6,068                 6,066
     Retained earnings                                                                                6,968                 6,653
     Accumulated other comprehensive income                                                             156                    94
     Treasury Stock, 18,000 shares at cost at June 30, 2003                                           (299)                     -
     Unearned Employee Stock Ownership Plan shares                                                    (154)                 (161)
                                                                                            ----------------     -----------------
               TOTAL STOCKHOLDERS' EQUITY                                                            12,805                12,718
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $102,376               $95,516
                                                                                            ================     =================

See the accompanying notes to unaudited consolidated financial statements.


CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in Thousands)

                                                              Three Months Ended                         Six Months Ended
                                                                   June 30,                                  June 30,
                                                      ------------------------------------      -----------------------------------
                                                           2003                2002                  2003                2002
                                                      ----------------    ----------------      ----------------    ---------------
Interest Income and dividend income:
     Loans, including fees                                     $1,090              $1,096                $2,198             $2,189
     Securities                                                   164                 173                   291                357
     Federal Home Loan Bank dividends                              56                  46                    99                102
     Interest-bearing deposits in other banks                      14                   7                    32                 18
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL INTEREST AND FEE INCOME                         1,324               1,322                 2,620              2,666
                                                      ----------------    ----------------      ----------------    ---------------
Interest Expense:
     Deposits                                                     504                 598                 1,033              1,249
     Federal Home Loan Bank advances                               64                  36                   128                 57
     Other borrowings                                               -                   3                     2                  4
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL INTEREST EXPENSE                                  568                 637                 1,163              1,310
                                                      ----------------    ----------------      ----------------    ---------------
               NET INTEREST INCOME                                756                 685                 1,457              1,356

Provision for loan losses                                          22                  21                    45                 42
                                                      ----------------    ----------------      ----------------    ---------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                          734                 664                 1,412              1,314
                                                      ----------------    ----------------      ----------------    ---------------
Noninterest Income:
     Service charges on deposit accounts                           19                  21                    39                 39
     Other service charges and fees                                17                  16                    31                 31
     Loan servicing fees                                            9                   3                    17                  9
     Gain on sale of loans                                        189                   1                   257                 19
     Gain on sale of investments                                    -                   -                     -                  4
     Gain on sale of assets                                        15                   -                    15                  -
     Other                                                         17                  46                    18                 45
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL NONINTEREST INCOME                                266                  87                   377                147
                                                      ----------------    ----------------      ----------------    ---------------
Noninterest Expense:
     Salaries and employee benefits                               323                 294                   652                563
     Occupancy and equipment, net                                  66                  68                   130                134
     Data processing                                               54                  52                   114                109
     Advertising and marketing                                     24                   9                    33                 24
     Directors' fees                                               32                  25                    62                 49
     Audit and accounting fees                                     34                  30                    52                 48
     Legal & collection expense                                    50                  13                    70                 22
     Other                                                         94                 106                   183                193
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL NONINTEREST EXPENSE                               677                 597                 1,296              1,142
                                                      ----------------    ----------------      ----------------    ---------------
Net income before income taxes                                    323                 154                   493                319
Income taxes                                                      116                  52                   178                102
                                                      ----------------    ----------------      ----------------    ---------------
NET INCOME                                                      $ 207               $ 102                  $315               $217
                                                      ================    ================      ================    ===============

Average Shares Outstanding:
     Basic and Diluted                                        631,737             648,550               636,658            649,266

 Basic and Diluted Earnings Per Share                            $.33                $.16                  $.50               $.34


See the accompanying notes to unaudited consolidated financial statements.

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (Unaudited)
(Dollars in Thousands)

                                                                  Six Months Ended June 30, 2003
                                                                                                       Unearned
                                                                        Accumulated                    Employee
                                                                           Other                         Stock
                                                          Retained     Comprehensive    Treasury       Ownership
                                Common Stock    Surplus   Earnings     Income (Loss)      Stock       Plan Shares   Total Equity
                               --------------  --------   ---------   ---------------  ----------    ------------- --------------
Balance at December 31, 2002    $       66     $  6,066   $  6,653     $       94             --     $     (161)    $   12,718

Comprehensive income

   Net income                           --           --        315             --             --             --            315

   Other comprehensive
     income, net of tax:

     Change in unrealized               --           --         --             62             --             --             62
     gain on securities
     available-for-sale
     arising during the
     period, net of tax of
     $(23)
                                                                                                                    --------------
   Comprehensive income                                                                                                    377
                                                                                                                    --------------

Allocation of ESOP shares               --            2         --             --             --              7              9

Purchase of treasury stock              --           --         --             --           (299)            --           (299)
                                --------------------------------------------------------------------------------------------------
Balance at June 30, 2003        $       66     $  6,068   $  6,968     $      156     $     (299)    $     (154)    $   12,805
                                ==========     ========   ========     ==========     ==========     ==========     ==========


See the accompanying notes to unaudited consolidated financial statements.


CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                     ----------------------------------------------
                                                                                            2003                      2002
                                                                                     --------------------     ---------------------
Cash Flows from Operating Activities
     Net income                                                                                    $ 315                      $217
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation                                                                          61                        71
                Provision for loan losses                                                             45                        42
                Net amortization (accretion) on investments                                          112                        17
                Deferred tax provision                                                              (15)                        67
                Realized gain on sale of investments                                                   -                       (4)
                Federal Home Loan Bank stock dividend                                               (94)                     (102)
                Gain on sale of loans                                                              (257)                      (19)
                Gain on sale of assets                                                              (15)                         -
                Proceeds from sales of loans held for sale                                         9,296                     3,070
                Origination of loans held for sale                                               (9,039)                   (3,051)
                Decrease (increase)  in accrued interest receivable                                    -                       (7)
                (Increase)/Decrease in other assets                                                (133)                        46
                Decrease in accrued interest payable                                                (30)                      (67)
                Increase/(Decrease) in other liabilities                                             256                     (361)
                                                                                     --------------------     ---------------------
                            Net cash provided by (used in) operating activities                      502                      (81)
                                                                                     --------------------     ---------------------

Cash  Flows from Investing Activities:
     Purchase of securities available-for-sale                                                  (12,842)                   (4,090)
     Proceeds of sales and maturities of securities available-for-sale and paydowns                7,524                     3,158
     Proceeds on sale of assets                                                                       20
     Purchase of Federal Home Loan Bank stock, net                                                     -                     (200)
     Increase in loans, net                                                                      (1,019)                   (4,136)
     Purchases of premises and equipment                                                           (533)                      (18)
                                                                                     --------------------     ---------------------
                            Net cash provided by (used in) investing activities                  (6,850)                   (5,286)
                                                                                     --------------------     ---------------------

Cash Flows from Financing Activities
     Increase (decrease) in deposits                                                               6,269                  (10,585)
     Proceeds from Federal Home Loan Bank advances                                                     -                     5,500
     Net increase in securities sold under agreements to repurchase                                  270                        21
     Loans to ESOP for purchase of shares                                                              -                     (141)
     Allocation of ESOP shares                                                                         9                         -
     Purchase of Treasury Stock                                                                    (299)                         -
     Costs associated with issuance of stock                                                           -                      (68)
                                                                                     --------------------     ---------------------
                            Net cash provided by (used in) financing activities                    6,249                   (5,273)
                                                                                     --------------------     ---------------------
                            Net decrease in cash and cash equivalents                               (99)                  (10,640)
Cash and cash equivalents:
  Beginning                                                                                        8,117                    12,792
                                                                                     --------------------     ---------------------
  Ending                                                                                          $8,018                    $2,152
                                                                                     ====================     =====================
Supplemental Disclosures of Cash Flow Information
 Cash paid for:
     Interest                                                                                     $1,193                    $1,377
     Income taxes                                                                                    121                         2
Supplemental disclosure of non cash investing activities
Assets acquired through foreclosure                                                                    -                        49

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

CLOVER LEAF FINANCIAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  (Dollars in Thousands, Except Per Share Data)                 Three Months Ended                       Six Months Ended
                                                                     June 30,                                June 30,
                                                        ------------------------------------    ------------------------------------
                                                             2003                2002                2003                2002
                                                        ----------------    ----------------    ----------------    ----------------

  Net income available to common  shareholders                     $207                $102                $315                $217

  Weighted average shares outstanding                           643,343             661,250             647,024             661,250
  Weighted average ESOP shares                                  (11,688)            (12,700)            (11,732)            (11,984)
                                                        ----------------    ----------------    ----------------    ----------------
  Basic average shares outstanding                              631,655             648,550             635,292             649,266
                                                        ----------------    ----------------    ----------------    ----------------

  Basic and diluted earnings per share                             $.33                $.16                $.50                $.34
                                                        ================    ================    ================    ================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion describes Clover Leaf Financial's results of operations during the three-month and six-month periods ended June 30, 2003 and 2002, and its financial condition, asset quality, and capital resources as of June 30, 2003. This discussion should be read in conjunction with Clover Leaf Financial's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

FINANCIAL CONDITION

At June 30, 2003, total assets were $102.4 million, an increase of $6.9 million, or 7.2%, from $95.5 million at December 31, 2002. Loans receivable at June 30, 2003 were $68.5 million, an increase of $974,000, or 1.4%, from $67.5 at December 31, 2002. The commercial real estate portfolio increased $3.3 million, or 14.4% compared to the 2002 year end. This increase was due to a continued focus by the Bank on commercial lending. This increase was partially offset by a $2.1 million, or 45.3% decline in consumer installment loans, and a $237,000, or 31.1% decline in construction loans. Securities, including Federal Home Loan Bank stock, increased $5.3 million, or 31.9%, to $22.2 million at June 30, 2003 from $16.9 million at December 31, 2002. The Bank experienced significant deposit growth resulting in higher cash balances. The Bank used those funds to purchase additional securities, which have a more attractive yield than interest bearing cash accounts. Bank premises and equipment increased $473,000, or 24.8% to $2.4 million at June 30, 2003. The increase resulted from a purchase of land that the Bank completed in January of 2003. The land is being held for the purpose of building an additional branch office.

Deposits as of June 30, 2003 were $78.8 million, an increase of $6.3 million, or 8.6%, from December 31, 2002. The increase in deposits was primarily in the interest-bearing categories, with time deposits showing the greatest increase. Short-term time deposits have continued to be a popular product due to the volatile stock market and lack of high yielding investment options for consumers.

Federal Home Loan Bank advances as of June 30, 2003 remained at $9.0 million, showing no change from December 31, 2002. Increased deposit volume has allowed the Bank to fund loan growth and security purchases without borrowing additional funds.

Total stockholders' equity as of June 30, 2003 was $12.8 million, an increase of $87,000 or 0.7% from $12.7 million at December 31, 2002. The increase in equity from December 31, 2002 to June 30, 2003 was the result of the recording of $315,000 in net income, and $62,000 in the unrealized gain on investment securities available for sale. These increases were partially offset by the purchase of 18,000 shares of treasury stock totaling $299,000 by Clover Leaf Financial during the first six months of 2003. At June 30, 2003 there were 643,250 shares of common stock outstanding, at a book value of $19.91 per share.

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

         At June 30, 2003, nonperforming assets totaled $1,765,000, or 1.72% of total assets, compared to nonperforming assets at year-end 2002 of $1,742,000, or 1.80% of total assets. Nonperforming assets at June 30, 2003 included $16,000 relating to foreclosed assets. The Bank held $18,000 of foreclosed assets at December 31, 2002. Management does not anticipate any material losses upon disposition of the foreclosed assets held at June 30, 2003.

         The following table sets forth a summary of Clover Leaf Financial's loan portfolio mix and nonperforming assets.

Loan Portfolio Mix and Nonperforming Assets
(Dollars in Thousands)

                                                         June 30, 2003                                December 31, 2002
                                            ----------------------------------------       ----------------------------------------
                                                Loans and                                      Loans and
                                               Foreclosed          Non-performing             Foreclosed          Non-performing
                                                 Assets                Assets                   Assets                Assets
                                            ------------------    ------------------       ------------------    ------------------

Real Estate
  One- to four-family......................      $34,294                $1,088                  $34,300                  $838
  Commercial...............................       26,101                   212                   22,797                   210
  Construction and land....................          524                     -                      761                   182

Non-real estate
  Consumer................................         2,531                   147                    4,631                   201
  Commercial business.....................         5,805                   302                    5,759                   293
                                            ------------------    ------------------       ------------------    ------------------
Gross loans................................       69,255                 1,749                   68,248                 1,724
Foreclosed assets..........................           16                    16                       18                    18
                                            ------------------    ------------------       ------------------    ------------------
          Total............................      $69,271                $1,765                  $68,266                $1,742
                                            ==================    ==================       ==================    ==================
Nonaccrual loans...........................                             $1,680                                         $1,529
Accruing loans past due
     90 days or more.......................                                 69                                            195
Troubled debt restructurings...............                                  -                                              -
                                                                  ------------------                             ------------------
     Total nonperforming loans.............                              1,749                                          1,724
Foreclosed assets..........................                                 16                                             18
                                                                  ------------------                             ------------------
     Total nonperforming assets............                             $1,765                                         $1,742
                                                                  ==================                             ==================
Nonperforming loans to gross loans.........                               2.53%                                          2.53%
Nonperforming assets to gross loans
     and foreclosed assets.................                               2.55%                                          2.55%
Nonperforming assets to total assets.......                               1.72%                                          1.80%

         The Bank recorded net charge-offs of $2,000 for the second quarter of 2003 compared to net charge-offs of $35,000 for the second quarter of 2002. During the first six months of 2003, net recoveries totaled $2,000 compared to net charge-offs of $46,000 for the first six months of 2002. Net recoveries as a percentage of average total loans was less than .01% for the three and six months ended June 30, 2003 compared to net charge offs as a percentage of average total loans of .05% and .07% for the three and six months ended June 30, 2002, respectively.

         Clover Leaf Financial's allowance for loan losses at June 30, 2003, increased to $737,000 from $690,000 at December 31, 2002. At June 30, 2003, the allowance for loan losses represented 42.14% of non-performing loans compared to 40.02% at December 31, 2002. The ratio of the allowance for loan losses to total loans was 1.06% at June 30, 2003 compared to 1.01% at December 31, 2002. Management believes that the allowance for loan losses at June 30, 2003 was adequate to absorb probable losses inherent in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

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

         Potential problem loans are loans included on the watchlist presented to the Board of Directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. The aggregate principal amounts of potential problem loans as of June 30, 2003 and December 31, 2002, were $2.6 million, and $2.1 million, respectively.

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

Allowance For Loan Losses
(Dollars in Thousands)

                                                           Three Months Ended                         Six Months Ended
                                                                 June 30                                   June 30
                                                   ------------------------------------      ------------------------------------
                                                        2003                2002                  2003                2002
                                                   ----------------    ----------------      ----------------    ----------------
Balance at beginning of period...................       $717                $656                  $690                $646
Loans charged off:
     Commercial, financial and agricultural......          -                   -                     -                   -
     Consumer....................................         11                  41                    14                  62
                                                   ----------------    ----------------      ----------------    ----------------
               Total charge-offs.................         11                  41                    14                  62
                                                   ----------------    ----------------      ----------------    ----------------
Recoveries of loans previously charged off:
     Commercial, financial and agricultural......          -                   -                     1                   -
     Consumer....................................          9                   6                    15                  16
                                                   ----------------    ----------------      ----------------    ----------------
               Total recoveries..................          9                   6                    16                  16
                                                   ----------------    ----------------      ----------------    ----------------
Net charge-offs (recoveries).....................          2                  35                   (2)                  46
Provision for loan losses........................         22                  21                    45                  42
                                                   ----------------    ----------------      ----------------    ----------------
Balance at end of period.........................       $737                $642                  $737                $642
                                                   ================    ================      ================    ================

Net charge-offs (recoveries) as a percent of
     average total loans.........................          -                 .05%                    -                 .07%
Allowance for loan losses to gross loans.........       1.06%                .97%                 1.06%                .97%
Allowance for loan losses to
     nonperforming loans.........................      42.14%              38.38%                42.14%              38.38%

Income Information - Quarter

Net income for the three months ended June 30, 2003 was $207,000, an increase of $105,000, or 102.9% from $102,000 for the three months ended June 30, 2002.

Interest income for the three months ended June 30, 2003 increased $2,000, or 0.2% to $1.3 million. Despite a decline in average yields on loans and securities, this loss of income was offset by increased income from higher average loan and security balances. Average interest-earning assets for the three months ended June 30, 2003 was $98.6, an increase of $13.9 million, or 16.4%, over average interest-earning assets for the three months ended June 30, 2002 of $84.7 million. Average loan balances increased $6.4 million, or 10.0% over the same period last year. Average security balances increased $4.3 million, or 22.6% over the same period last year. Interest bearing deposits in other financial institutions increased $3.4 million. The average loan yield declined 73 basis points to 5.98% at June 30, 2003 from 6.71% for the same period in the prior year. The Bank's loan rate was negatively impacted by the high volume of mortgage loan refinancing activity as well as the decline in the prime rate, which impacted those commercial loans that re-price with the prime rate. The average security yield declined 84 basis points to 3.79% at June 30, 2003 from 4.63% for the same period in the prior year. The security yield was negatively impacted by the re-pricing of floating rate instruments. Also contributing to the decline in security yield was a large number of security calls, which were then replaced with lower yielding securities.

Interest expense for the most recent three-month period fell by $69,000 to $568,000, a decrease of 10.8% compared to the same period last year. The decrease was primarily due to lower rates paid on interest-bearing deposits and borrowings. The average rate paid on interest-bearing liabilities for the three months ended June 30, 2003 declined by 84 basis points to 2.81% from 3.65% for the same period last year. The average interest rate paid on certificates of deposit fell by 130 basis points to 3.23% for the three months ended June 30, 2003, from 4.53% for the prior-year period.

Provision for loan losses for the three months ended June 30, 2003 was $22,000, compared to $21,000 for the three months ended June 30, 2002, an increase of $1,000, or 4.8%. Despite significant loan growth, improvement in the Bank's asset quality has allowed the Bank to record only a modest increase to the monthly provision expense in order to maintain an adequate loan loss reserve in relation to the total non-performing loans and total outstanding gross loan receivables. Management periodically reevaluates the allowance for loan losses to ensure the provision is maintained at a level that represents management's best estimate of probable loan losses in the loan portfolio.

Net interest income after provision for loan losses for the three months ended June 30, 2003 was $734,000, compared to $664,000 for the three months ended June 30, 2002, an increase of $70,000, or 10.5%. The increase in net interest income resulted primarily from the growth in interest earning assets, and a decline in the rate paid on interest bearing liabilities to 2.81% from 3.65% for the same period last year.

Non-interest income for the three months ended June 30, 2003 was $266,000 compared to $87,000 for the three months ended June 30, 2002, an increase of $179,000, or 205.7%. This increase is attributable to the gain on sale of loans of $189,000 for the current year period, compared to the gain on sale of loans of $1,000 for the same period last year. Due to the current declining interest rate environment, the Bank has been actively selling residential mortgage loans in the secondary market, while retaining servicing rights for the sold loans.

Non-interest expense for the three months ended June 30, 2003 was $677,000, an increase of $80,000, or 13.4% from $597,000 for the three months ended June 30, 2002. The increase was primarily attributable to increases in legal and collection expenses of $37,000, or 284.6%, increases in compensation and employee benefits of $29,000, or 9.9%, and increases in advertising and marketing of $15,000, or 166.7% Compensation increased as a result of staff additions and annual merit and bonus increases. The increase in legal and collection expense is primarily due to the expenses associated with a lawsuit brought against the Bank by the Bank's former President, as disclosed in the Company's Quarterly Report on form 10-QSB for the quarter ended March 31, 2003. Advertising and Marketing increased as a result of the Bank engaging in a more active marketing campaign.

Income Information - Six Months

Net income for the six months ended June 30, 2003 was $315,000, or 45.2% higher than net income of $217,000 for the six months ended June 30, 2002.

Interest income for the six months ended June 30, 2003 decreased $46,000 or 1.7% to $2.6 million. The decrease was primarily due to lower average yields on loans and securities, partially offset by higher average balances in loans, interest bearing deposits in other financial institutions and securities. Average interest-earning assets for the six months ending June 30, 2003 were $96.2 million, an increase of $12.2 million, or 14.6%, over average interest-earning assets for the six months ended June 30, 2002 of $84.0 million. Average loan balances increased $6.4 million. Average interest bearing deposits in other financial institutions increased $3.7 million, and average security balances increased $2.3 million. The average loan yield declined 76 basis points to 6.08% at June 30, 2003 from 6.84% for the same period in the prior year. As stated above in the quarterly income analysis, the Bank's loan rate was negatively impacted by the high volume of mortgage loan refinancing activity and the declining prime rate. The average security yield declined 120 basis points to 3.78% at June 30, 2003 from 4.98% for the same period in the prior year. The security yield was negatively impacted by the re-pricing of floating rate instruments. Also contributing to the decline was a large number of security calls, which were then replaced with lower yielding securities.

Interest expense for the six-month period ended June 30, 2003 decreased to $1.2 million, a decline of $147,000, or 11.2%, compared to the same period last year. The decrease was due to lower rates paid on interest-bearing deposits and borrowings. The average rate paid on interest-bearing liabilities for the six months ended June 30, 2003 declined by 87 basis points to 2.94% from 3.81% for the same period last year. The average interest paid on certificates of deposit fell by 122 basis points to 3.43% for the six months ended June 30, 2003, from 4.65% for the prior-year period.

Net interest income after provision for loan losses for the six months ended June 30, 2003 increased $98,000 to $1.4 million, compared to $1.3 million for the same period in the prior year. The increase in the Bank's net interest income resulted primarily from the growth in interest earning assets, and a decline in the rate paid on interest bearing liabilities to 2.94% from 3.81% for the same period last year.

Non-interest income for the six months ended June 30, 2003 was $377,000 compared to $147,000 for the six months ended June 30, 2002, an increase of $230,000, or 156.5%. This increase was primarily attributable to the increase in the gain on sale of loans of $238,000. These loans were sold with servicing rights being maintained by the Bank. The Bank also recorded $15,000 in gain on sale of assets for the current six-month period compared to no such gains for the same period a year ago. These increases were partially offset by a slight decline in other operating income.

Non-interest expense for the six months ended June 30, 2003 was $1.3 million or $154,000 more than expenses for the six months ended June 30, 2002. The increase was primarily attributable to increases in compensation expenses, director's fees, and legal and collection expenses. Salary expense increased $89,000, or 15.8%, as a result of staff additions and annual merit increases. Directors fees increased $13,000, or 26.5% due to the addition of one board member as one current director entered into emeritus status. Legal and collection expense increased $48,000, or 218.2%, primarily due to expenses associated with a lawsuit brought against the Bank by the Bank's former President, as disclosed in the Company's Quarterly Report on form 10-QSB for the quarter ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Total stockholders' equity increased $87,000 from $12.7 million, at December 31, 2002 to $12.8 million, at June 30, 2003. This increase in stockholders' equity during the first six months of 2003 was a result of net income of $315,000, and an increase of $62,000 in the unrealized gain on investment securities available for sale, partially offset by the purchase of 18,000 shares of treasury stock totaling $299,000 during the period.

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At June 30, 2003, Clover Leaf Bank's Tier 1 and Total Capital ratios were 15.90% and 17.00%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. Clover Leaf Bank's leverage ratio at June 30, 2003, was 10.26%. Accordingly, Clover Leaf Bank has satisfied these regulatory guidelines.

         Clover Leaf Bank's primary sources of liquidity or internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of liquidity consist primarily of increases in deposits.

         At June 30, 2003, Clover Leaf Bank had loan commitments of $5.1 million and unused lines of credit of $3.1 million. Clover Leaf Bank believes it has adequate resources to fund loan commitments as they arise. If Clover Leaf Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available. At June 30, 2003, approximately $25.3 million of time deposits were scheduled to mature within one year. We expect that substantially all of these time deposits either will be renewed upon maturity or will be placed in money market accounts at Clover Leaf Bank. Clover Leaf Bank intends to sell a greater percentage of its residential real estate loan originations, which will provide additional liquidity.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this quarterly report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  Clover Leaf Bank and Clover Leaf Financial are defendants in a lawsuit, Michael A. Schell v. Clover Leaf Bank, SB, Clover Leaf Financial Corporation, brought by Clover Leaf Bank's former President, alleging that the plaintiff's termination on May 2, 2000 violated Federal "whistle-blowing" statutes. The plaintiff brought the lawsuit in the United States District Court for the Southern District of Illinois, and is seeking damages of $2.8 million for lost pay, as well as punitive damages. Clover Leaf Bank and Clover Leaf Financial have retained counsel and are vigorously defending against the plaintiff's claim.

                  Clover Leaf Bank is otherwise involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. Other than as described above, at June 30, 2003, Clover Leaf Bank was not involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders of the Company was held on May 27, 2003. At the meeting, Gary D. Niebur and Philip H. Weber were elected to serve as directors with terms expiring in 2005. Dennis E. Ulrich was elected to serve as director with his term expiring in 2004. Continuing with a term expiring 2004 was Robert W. Schwartz. Continuing with terms expiring in 2003 were Dennis M. Terry, Joseph J. Gugger, and Kenneth P. Highlander.

                  The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

                                                         Number of Votes
The election of the following directors             For              Witheld
for a two-year term:                               -----            ---------
Gary D. Niebur                                     34,892                -

Philip H. Weber                                   534,892                -

The election of the following director
for a one-year term:

Dennis E. Ulrich                                  534,492              400

                                                                                                  Broker
                                                                   For      Against    Abstain   Non-Votes
The ratification of McGladrey & Pullen, LLP as independent        -----    ---------  --------- -----------
Auditors for the year ending December 31, 2003.                  534,892       -          -          -

ITEM 5.  OTHER INFORMATION

                  None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



   (a)   Exhibits:  31.1 Certification of Chief Executive Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 Certification of Chief Financial Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

                    32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K: No reports on Form 8-K were filed by Clover Leaf Financial during the second quarter of 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CLOVER LEAF FINANCIAL CORP.
                                                        (Registrant)


DATE:  August 13, 2003                        By: /s/ Dennis M. Terry
                                                  ------------------------------
                                                  Dennis M. Terry
                                                  President and Chief
                                                  Executive Officer



DATE:  August 13, 2003                        By: /s/ Darlene F. McDonald
                                                  ------------------------------
                                                  Darlene F. McDonald
                                                  Senior Vice President and
                                                  Treasurer (Principal Financial
                                                  And Accounting Officer)