Form 10QSB
period 2003-09-30
CLOVER LEAF FINANCIAL CORP
filed 2003-11-14
CIK 1144514

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                          For the transition period to
                         --------------- ---------------

                           Commission File No. 0-33413
                                ----------------

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

                     Yes [X]                    No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                  Outstanding at November 13, 2003
---------------------------                     --------------------------------
Common stock $.10 par value                                  640,950

                                TABLE OF CONTENTS


                                                                           Page
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                     Consolidated Balance Sheets                             3
                     Consolidated Statements of Income                       4
                     Consolidated Statement of Changes in
                          Stockholders' Equity
                          and Comprehensive Income                           5
                     Consolidated Statements of Cash Flows                   6
                     Notes to Consolidated Financial Statements              7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS          9

         ITEM 3.  CONTROLS AND PROCEDURES                                   16


PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                         17

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 17

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS                                               17

         ITEM 5.  OTHER INFORMATION                                         17

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          17

SIGNATURES                                                                  18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in Thousands, except per share data)

                                                                                             September 30,         December 31,
                                                                                                 2003                  2002
                                                                                            ----------------     -----------------
ASSETS
     Cash and due from banks                                                                        $ 3,658                $2,429
     Interest bearing deposits in other financial institutions                                        3,300                 5,688
                                                                                            ----------------     -----------------
        Total cash and cash equivalents                                                               6,958                 8,117

     Securities available-for-sale                                                                   20,132                13,448
     Federal Home Loan Bank stock                                                                     3,560                 3,409
     Loans, net of allowance for loan losses of
         $761 at September 30, 2003 and $690 at December 31, 2002                                    69,898                67,544
     Bank premises and equipment                                                                      2,311                 1,906
     Accrued interest receivable                                                                        556                   541
     Other assets                                                                                       741                   551
                                                                                            ----------------     -----------------
               TOTAL ASSETS                                                                        $104,156               $95,516
                                                                                            ================     =================

LIABILITIES
     Deposits:
          Noninterest bearing                                                                        $7,584                $7,153
          Interest bearing                                                                           72,592                65,334
                                                                                            ----------------     -----------------
               Total deposits                                                                        80,176                72,487

     Federal Home Loan Bank advances                                                                  9,000                 9,000
     Other borrowings                                                                                   855                   284
     Accrued interest payable                                                                           176                   218
     Other liabilities                                                                                1,296                   809
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES                                                                     91,503                82,798
                                                                                            ----------------     -----------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.10 par value - 250,000 shares authorized;
          none issued or outstanding at September 30, 2003 or December 31, 2002                           -                     -
     Common stock, $.10 par value - 2,000,000 shares authorized; 661,250
          shares issued at September 30, 2003 and December 31, 2002, respectively                        66                    66
     Surplus                                                                                          6,069                 6,066
     Retained earnings                                                                                6,921                 6,653
     Accumulated other comprehensive income                                                              91                    94
     Treasury Stock, 20,300 shares at cost at September 30, 2003                                      (342)                     -
     Unearned Employee Stock Ownership Plan shares                                                    (152)                 (161)
                                                                                            ----------------     -----------------
               TOTAL STOCKHOLDERS' EQUITY                                                            12,653                12,718
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $104,156               $95,516
                                                                                            ================     =================

See the accompanying notes to unaudited consolidated financial statements.

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in Thousands)

                                                              Three Months Ended                        Nine Months Ended
                                                                 September 30,                            September 30,
                                                      ------------------------------------      -----------------------------------
                                                           2003                2002                  2003                2002
                                                      ----------------    ----------------      ----------------    ---------------
Interest Income and dividend income:
     Loans, including fees                                     $1,058              $1,142                $3,256             $3,331
     Securities                                                   157                 168                   448                525
     Federal Home Loan Bank dividends                              58                  42                   157                144
     Interest-bearing deposits in other banks                      12                  10                    44                 28
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL INTEREST AND FEE INCOME                         1,285               1,362                 3,905              4,028
                                                      ----------------    ----------------      ----------------    ---------------
Interest Expense:
     Deposits                                                     467                 555                 1,500              1,804
     Federal Home Loan Bank advances                               48                  62                   176                119
     Other borrowings                                               1                   1                     3                  5
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL INTEREST EXPENSE                                  516                 618                 1,679              1,928
                                                      ----------------    ----------------      ----------------    ---------------
               NET INTEREST INCOME                                769                 744                 2,226              2,100

Provision for loan losses                                          19                  24                    64                 66
                                                      ----------------    ----------------      ----------------    ---------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                          750                 720                 2,162              2,034
                                                      ----------------    ----------------      ----------------    ---------------
Noninterest Income:
     Service charges on deposit accounts                           17                  22                    56                 61
     Other service charges and fees                                17                  15                    48                 46
     Loan servicing fees                                           16                   5                    33                 14
     Gain on sale of loans                                         16                  50                   273                 69
     Gain on sale of investments                                    -                   3                     -                  7
     Gain on sale of assets                                        58                   -                    73                  -
     Other                                                         26                   3                    44                 48
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL NONINTEREST INCOME                                150                  98                   527                245
                                                      ----------------    ----------------      ----------------    ---------------
Noninterest Expense:
     Salaries and employee benefits                               333                 306                   985                869
     Occupancy and equipment, net                                  70                 106                   200                240
     Data processing                                               58                  51                   172                160
     Advertising and marketing                                     19                  12                    52                 36
     Directors' fees                                               31                  25                    93                 74
     Audit and accounting fees                                     15                  17                    67                 65
     Legal & collection expense                                   365                   7                   435                 61
     Other                                                         94                  92                   277                253
                                                      ----------------    ----------------      ----------------    ---------------
           TOTAL NONINTEREST EXPENSE                               985                 616                 2,281              1,758
                                                       ----------------    ----------------      ----------------    ---------------

Net income (loss)  before income taxes (credits)                 (85)                 202                   408                521
Income taxes (credits)                                           (38)                  66                   140                168
                                                      ----------------    ----------------      ----------------    ---------------
NET INCOME (LOSS)                                              $ (47)               $ 136                  $268               $353
                                                      ================    ================      ================    ===============
Average Shares Outstanding:
     Basic and Diluted                                        629,317             648,550               633,670            649,025

 Basic and Diluted Earnings (Loss) Per Share                   $(.08)                $.21                  $.42               $.54
                                                               ======                ====                  ====               ====


See the accompanying notes to unaudited consolidated financial statements.


CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in Thousands)

                                                                  Nine Months Ended September 30, 2003
                            ----------------------------------------------------------------------------------------------------
                                                                                                       Unearned
                                                                        Accumulated                    Employee
                                                                          Other                         Stock
                                                          Retained     Comprehensive    Treasury       Ownership
                             Common Stock    Surplus      Earnings     Income (Loss)      Stock       Plan Shares   Total Equity
                            --------------  ---------    ----------   ---------------  -----------   -------------  ------------
Balance at December 31, 2002    $    66     $  6,066    $    6,653     $       94             --     $     (161)    $   12,718

Comprehensive income

   Net income                        --           --           268             --             --             --            268

   Other comprehensive
   income, net of tax:

     Change in unrealized            --           --            --             (3)            --             --             (3)
     gain on securities
     available-for-sale
     arising during the
     period, net of tax of $1
                                                                                                                    --------------
   Comprehensive income                                                                                                    265
                                                                                                                    --------------

Allocation of ESOP shares            --            3            --             --             --              9             12


Purchase of treasury stock           --           --            --             --           (342)            --           (342)
                                ----------- ----------- -------------- -------------- -------------- -------------- --------------
Balance at September 30, 2003   $    66     $  6,069    $    6,921     $       91     $     (342)    $     (152)    $   12,653
                                =======     ========    ==========     ==========     ==========     ==========     ==========


--------------------------------------------------------------------------------

See the accompanying notes to unaudited consolidated financial statements.
================================================================================

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                     ----------------------------------------------
                                                                                            2003                      2002
                                                                                     --------------------     ---------------------
Cash Flows from Operating Activities
     Net income                                                                                    $ 268                      $353
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation                                                                          92                       106
                Provision for loan losses                                                             64                        66
                Net amortization (accretion) on investments                                          179                        27
                Deferred tax provision                                                                16                        50
                Realized gain on sale of investments                                                   -                       (7)
                Federal Home Loan Bank stock dividend                                              (151)                     (144)
                Gain on sale of loans                                                              (273)                      (69)
                Gain on sale of assets                                                              (73)                         -
                Proceeds from sales of loans held for sale                                        11,911                     2,054
                Origination of loans held for sale                                              (11,638)                   (1,986)
                Allocation of ESOP shares                                                             12                         -
                Decrease (increase)  in accrued interest receivable                                 (15)                        79
                (Increase)/Decrease in other assets                                                (190)                       103
                Decrease in accrued interest payable                                                (42)                      (88)
                Increase/(Decrease) in other liabilities                                             472                     (312)
                                                                                     --------------------     ---------------------
                            Net cash provided by (used in) operating activities                      632                       132
                                                                                     --------------------     ---------------------


Cash  Flows from Investing Activities:
     Purchase of securities available-for-sale                                                  (16,935)                   (4,177)
     Proceeds of sales and maturities of securities available-for-sale and paydowns               10,068                     4,156
     Proceeds on sale of assets                                                                      139                         -
     Purchase of Federal Home Loan Bank stock, net                                                     -                     (200)
     Increase in loans, net                                                                      (2,418)                   (3,014)
     Purchases of premises and equipment                                                           (563)                      (23)
                                                                                     --------------------     ---------------------
                            Net cash provided by (used in) investing activities                  (9,709)                   (3,258)
                                                                                     --------------------     ---------------------

Cash Flows from Financing Activities
     Increase (decrease) in deposits                                                               7,689                  (11,789)
     Proceeds from Federal Home Loan Bank advances                                                     -                     6,500
     Net increase in other borrowings                                                                571                        52
     Loans to ESOP for purchase of shares                                                              -                     (141)
     Purchase of Treasury Stock                                                                    (342)                         -
     Costs associated with issuance of stock                                                           -                      (68)
                                                                                     --------------------     ---------------------
                            Net cash provided by (used in) financing activities                    7,918                   (5,446)
                                                                                     --------------------     ---------------------
                            Net decrease in cash and cash equivalents                            (1,159)                   (8,572)
Cash and cash equivalents:
  Beginning                                                                                        8,117                    12,792
                                                                                     --------------------     ---------------------
  Ending                                                                                          $6,958                    $4,220
                                                                                     ====================     =====================

Supplemental Disclosures of Cash Flow Information
 Cash paid for:
     Interest                                                                                     $1,721                    $2,016
     Income taxes                                                                                    168                        33
Supplemental disclosure of non cash investing activities
Assets acquired through foreclosure                                                                    -                         5

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

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the period. Significant estimates which are particularly susceptible to change in a short period of time include the determination of the market value of investments and the allowance for loan losses. Actual results could differ significantly from those estimates.

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

Note C--Net Income (Loss) Per Share

         Basic earnings (loss) per share are determined by dividing net income
(loss) by the weighted average number of common shares outstanding. Shares acquired by the ESOP are held in trust but are not considered in the weighted average shares outstanding until the shares are committed for allocation or vested to an employee's individual account.

         The Company has not issued any stock options or other potentially dilutive shares, therefore, diluted earnings (loss) are the same as basic earnings (loss) per share.

CLOVER LEAF FINANCIAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  (Dollars in Thousands, Except Per Share Data)               Three Months Ended                         Nine Months Ended
                                                                 September 30,                             September 30,
                                                      ------------------------------------      ----------------------------------
                                                           2003                2002                  2003                2002
                                                      ----------------    ----------------      ----------------    --------------
  Net income (loss)                                             $(47)                $136                  $268                $353

  Weighted average shares outstanding                         640,921             661,250               645,359             661,250
  Weighted average ESOP shares                               (11,604)            (12,700)              (11,689)            (12,225)
                                                      ----------------    ----------------      ----------------    ----------------
  Basic average shares outstanding                            629,317             648,550               633,670             649,025
                                                      ----------------    ----------------      ----------------    ----------------

  Basic and diluted earnings (loss) per share                  $(.08)                $.21                  $.42                $.54
                                                      ================    ================      ================    ================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion describes Clover Leaf Financial's results of operations during the three-month and nine-month periods ended September 30, 2003 and 2002, and its financial condition, asset quality, and capital resources as of September 30, 2003. This discussion should be read in conjunction with Clover Leaf Financial's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

FINANCIAL CONDITION

At September 30, 2003, total assets were $104.1 million, an increase of $8.6 million, or 9.0%, from $95.5 million at December 31, 2002. Loans receivable at September 30, 2003 were $69.9 million, an increase of $2.4 million, or 3.6%, from $67.5 at December 31, 2002. Commercial business, one-to-four family and commercial real estate loans increased $98,000 (1.7%), $1.5 million (4.3%) and $3.6 million (15.8%), respectively, compared to the 2002 year end. These increases were due to a continued focus by the Bank on commercial lending and an interest rate environment that favors consumers. The increases were partially offset by a $2.6 million, or 55.9% decline in consumer installment loans, and a $187,000, or 24.6% decline in construction loans. Securities, including Federal Home Loan Bank stock, increased $6.8 million, or 40.6%, to $23.7 million at September 30, 2003 from $16.9 million at December 31, 2002. The Bank experienced significant deposit growth resulting in higher cash balances. The Bank used those funds to purchase additional securities, which have a more attractive yield than interest-bearing cash accounts. As a result of this increased investment activity, the Bank's cash balances decreased $1.1 million or 14.3% to $7.0 million at September 30, 2003 from $8.1 million at December 31, 2002. Bank premises and equipment increased $405,000, or 21.2% to $2.3 million at September 30, 2003. The increase resulted, primarily, from a purchase of land that the Bank completed in January of 2003. The land is being held for the purpose of building an additional branch office.

Deposits as of September 30, 2003 were $80.2 million, an increase of $7.7 million, or 10.6%, from December 31, 2002. The increase in deposits was primarily in the interest-bearing categories, with time deposits showing the greatest increase. Short-term time deposits have continued to be a popular product due to the volatile stock market and lack of high yielding investment options for consumers.

Federal Home Loan Bank advances as of September 30, 2003 remained at $9.0 million, showing no change from December 31, 2002. Increased deposit volume has allowed the Bank to fund loan growth and security purchases without borrowing additional funds.

Total stockholders' equity as of September 30, 2003 was $12.7 million, a decrease of $65,000 or 0.5% from December 31, 2002. The decrease in equity from December 31, 2002 to September 30, 2003 was the result of the purchase of 20,300 shares of treasury stock totaling $342,000 by Clover Leaf Financial during the first nine months of 2003. This decrease in equity was partially offset by the recording of $268,000 in net income and the amortization of Unearned Employee Stock Ownership Plan shares of $12,000. The remaining increase was due to the change in the unrealized gain on investment securities held of sale. At September 30, 2003 there were 640,950 shares of common stock outstanding, at a book value of $19.74 per share.

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

         At September 30, 2003, nonperforming assets totaled $2,138,000, or 2.05% of total assets, compared to nonperforming assets at year-end 2002 of $1,742,000, or 1.80% of total assets. There were no foreclosed assets at September 30, 2003. The Bank held $18,000 of foreclosed assets at December 31, 2002.

         The following table sets forth a summary of Clover Leaf Financial's loan portfolio mix and nonperforming assets.

Loan Portfolio Mix and Nonperforming Assets
(Dollars in Thousands)

                                                      September 30, 2003                              December 31, 2002
                                            ----------------------------------------       ----------------------------------------
                                                Loans and                                      Loans and
                                               Foreclosed          Non-performing             Foreclosed          Non-performing
                                                 Assets                Assets                   Assets                Assets
                                            ------------------    ------------------       ------------------    ------------------

Real Estate
  One- to four-family......................      $35,781                $1,080                  $34,300                  $838
  Commercial...............................       26,403                   608                   22,797                   210
  Construction and land....................          574                     -                      761                   182

Non-real estate
  Consumer................................         2,044                   142                    4,631                   201
  Commercial business.....................         5,857                   308                    5,759                   293
                                            ------------------    ------------------       ------------------    ------------------
Gross loans................................       70,659                 2,138                   68,248                 1,724
Foreclosed assets..........................            -                     -                       18                    18
                                            ------------------    ------------------       ------------------    ------------------
          Total............................      $70,659                $2,138                  $68,266                $1,742
                                            ==================    ==================       ==================    ==================
Nonaccrual loans...........................                             $1,697                                         $1,529
Accruing loans past due
     90 days or more.......................                                441                                            195
Troubled debt restructurings...............                                  -                                              -
                                                                  ------------------                             ------------------
     Total nonperforming loans.............                              2,138                                          1,724
Foreclosed assets..........................                                  -                                             18
                                                                  ------------------                             ------------------
     Total nonperforming assets............                             $2,138                                         $1,742
                                                                  ==================                             ==================

Nonperforming loans to gross loans.........
                                                                          3.03%                                          2.53%
Nonperforming assets to gross loans
     and foreclosed assets.................                               3.03%                                          2.55%
Nonperforming assets to total assets.......                               2.05%                                          1.80%

         The Bank recorded net recoveries of $5,000 for the third quarter of 2003 compared to net recoveries of $4,000 for the third quarter of 2002. During the first nine months of 2003, net recoveries totaled $7,000 compared to net charge-offs of $42,000 for the first nine months of 2002. Net recoveries as a percentage of average total loans was .01% for the three and nine months ended September 30, 2003 compared to net charge offs as a percentage of average total loans of (.01)% and .06% for the three and nine months ended September 30, 2002, respectively.

         Clover Leaf Financial's allowance for loan losses at September 30, 2003, increased to $761,000 from $690,000 at December 31, 2002. At September 30, 2003, the allowance for loan losses represented 35.59% of non-performing loans compared to 40.02% at December 31, 2002. The ratio of the allowance for loan losses to total loans was 1.08% at September 30, 2003 compared to 1.01% at December 31, 2002. Management believes that the allowance for loan losses at September 30, 2003 was adequate to absorb probable losses inherent in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

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

         Potential problem loans are loans included on the watchlist presented to the Board of Directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. The aggregate principal amounts of potential problem loans as of September 30, 2003 and December 31, 2002, were $1.9 million, and $2.1 million, respectively.

         Allowance for Loan Losses. Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this "critical accounting policy" involves judgments, estimates and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

         The following table presents information pertaining to the activity in and an analysis of Clover Leaf Financial's allowance for loan losses for the periods presented.

Allowance For Loan Losses
(Dollars in Thousands)
                                                           Three Months Ended                         Nine Months Ended
                                                              September 30                              September 30
                                                   ------------------------------------      ------------------------------------
                                                        2003                2002                  2003                2002
                                                   ----------------    ----------------      ----------------    ----------------

Balance at beginning of period...................       $737                $642                  $690                $646
Loans charged off:
     Consumer....................................          1                  23                    15                  85
                                                   ----------------    ----------------      ----------------    ----------------
               Total charge-offs.................          1                  23                    15                  85
                                                   ----------------    ----------------      ----------------    ----------------

Recoveries of loans previously charged off:
     Commercial, financial and agricultural......          -                   -                     1                   -
     Consumer....................................          6                  27                    21                  43
                                                   ----------------    ----------------      ----------------    ----------------
               Total recoveries..................          6                  27                    22                  43
                                                   ----------------    ----------------      ----------------    ----------------

Net charge-offs (recoveries).....................         (5)                 (4)                   (7)                 42
Provision for loan losses........................         19                  24                    64                  66
                                                   ----------------    ----------------      ----------------    ----------------
Balance at end of period.........................       $761                $670                  $761                $670
                                                   ================    ================      ================    ================

Net charge-offs (recoveries) as a percent of
     average total loans.........................       (.01)%              (.01)%                (.01)%               .06%
Allowance for loan losses to gross loans.........       1.08%               1.01%                 1.08%               1.01%
Allowance for loan losses to
     nonperforming loans.........................      35.59%              53.60%                35.59%              53.60%

Income Information - Quarter

The Bank recorded a net loss for the three months ended September 30, 2003 of $47,000, compared to net income of $136,000 for the three months ended September 30, 2002.

Interest income for the three months ended September 30, 2003 decreased $77,000, or 5.7% to $1.3 million. The average loan yield declined 89 basis points to 5.69% at September 30, 2003 from 6.58% for the same period in the prior year. The Bank's loan rate was negatively impacted by the high volume of mortgage loan refinancing activity as well as the decline in the prime rate, which impacted those commercial loans that re-price with the prime rate. The average security yield declined 77 basis points to 3.85% at September 30, 2003 from 4.62% for the same period in the prior year. The security yield was negatively impacted by the re-pricing of floating rate instruments. Also contributing to the decline in security yield was a large number of maturities and security calls, which were then replaced with lower yielding securities. Despite a decline in average yields on loans and securities, this loss of income was partially offset by increased income from higher average loan and security balances. Average interest-earning assets for the three months ended September 30, 2003 was $98.2, an increase of $11.3 million, or 13.0%, over average interest-earning assets for the three months ended September 30, 2002 of $86.9 million. Average loan balances increased $4.0 million, or 6.0% over the same period last year. Average security balances increased $4.2 million, or 23.0% over the same period last year. Although the end of period balance has declined, activity during the period has caused the balance of average interest bearing deposits in other financial institutions to increase $3.1 million.

Interest expense for the most recent three-month period fell by $102,000 to $516,000, a decrease of 16.5% compared to the same period last year. The decrease was primarily due to lower rates paid on interest-bearing deposits and borrowings. The average rate paid on interest-bearing liabilities for the three months ended September 30, 2003 declined by 88 basis points to 2.53% from 3.41% for the same period last year. The largest rate decline was seen in certificates of deposits where the average interest rate paid fell by 118 basis points to 3.07% for the three months ended September 30, 2003, from 4.25% for the prior-year period.

Provision for loan losses for the three months ended September 30, 2003 was $19,000, compared to $24,000 for the three months ended September 30, 2002, a decrease of $5,000, or 20.8%. Despite significant loan growth, the Bank has experienced very little loss, which has allowed the Bank to record less monthly provision expense and still maintain an adequate loan loss reserve in relation to the total non-performing loans and total outstanding gross loan receivables. Management periodically reevaluates the allowance for loan losses to ensure the provision is maintained at a level that represents management's best estimate of probable loan losses in the loan portfolio.

Net interest income after provision for loan losses for the three months ended September 30, 2003 was $750,000, compared to $720,000 for the three months ended September 30, 2002, an increase of $30,000, or 4.2%. The increase in net interest income resulted primarily from the growth in interest earning assets, and a decline in the rate paid on interest bearing liabilities to 2.53% from 3.41% for the same period last year.

Non-interest income for the three months ended September 30, 2003 was $150,000 compared to $98,000 for the three months ended September 30, 2002, an increase of $52,000, or 53.1%. This increase is attributable to the gain on sale of assets of $58,000 for the current year period, compared to no similar gains the same period last year. Due to highway expansion, the Bank was required to sell a portion of its property to the Illinois Department of Transportation. The $58,000 gain recorded in the third quarter represents the value received for the property over the Bank's recorded value.

Non-interest expense for the three months ended September 30, 2003 increased by $369,000, or 59.9% from $616,000 for the three months ended September 30, 2002. The increase was primarily attributable to increases in legal and collection expenses of $358,000, or 5,114.3%, and increases in compensation and employee benefits of $27,000, or 8.8%. The increase in legal and collection expense is due to expenses associated with and the resolution of a lawsuit brought against the Bank by the Bank's former President, as previously disclosed. Compensation increased as a result of staff additions and annual merit and bonus increases. These increases were slightly offset by a decrease in occupancy and equipment expenses.

Income Information - Nine Months

Net income for the nine months ended September 30, 2003 was $268,000, or 24.1% lower than net income of $353,000 for the nine months ended September 30, 2002.

Interest income for the nine months ended September 30, 2003 decreased $123,000 or 3.1% to $3.9 million. The decrease was primarily due to lower average yields on loans and securities, partially offset by higher average balances in loans, interest-bearing deposits in other financial institutions and securities. Average interest-earning assets for the nine months ending September 30, 2003 were $99.0 million, an increase of $12.6 million, or 14.6%, over average interest-earning assets for the nine months ended September 30, 2002 of $86.4 million. Average loan balances increased $4.6 million. Average interest bearing deposits in other financial institutions increased $2.9 million, and average security balances increased $5.1 million. The average loan yield declined 80 basis points to 5.95% at September 30, 2003 from 6.75% for the same period in the prior year. As stated above in the quarterly income analysis, the Bank's loan rate was negatively impacted by the high volume of mortgage loan refinancing activity and the declining prime rate. The average security yield declined 106 basis points to 3.80% at September 30, 2003 from 4.86% for the same period in the prior year. The security yield was negatively impacted by the re-pricing of floating rate instruments. Also contributing to the decline was a large number of maturities and security calls, which were then replaced with lower yielding securities.

Interest expense for the nine-month period ended September 30, 2003 decreased to $1.7 million, a decline of $249,000, or 12.9%, compared to the same period last year. The decrease was due to lower rates paid on interest-bearing deposits and borrowings. The average rate paid on interest-bearing liabilities for the nine months ended September 30, 2003 declined by 88 basis points to 2.80% from 3.68% for the same period last year. The average interest paid on certificates of deposit fell by 121 basis points to 3.31% for the nine months ended September 30, 2003, from 4.52% for the prior-year period.

Provision for loan losses for the nine months ended September 30, 2003 was $64,000, compared to $66,000 for the nine months ended September 30, 2002, a decrease of $2,000, or 3.0%. As stated above in the quarterly income analysis, despite significant loan growth, the Bank has been able to record less monthly provision expense and still maintain an adequate loan loss reserve in relation to total nonperforming loans and total outstanding gross loan receivables.

Net interest income after provision for loan losses for the nine months ended September 30, 2003 increased $128,000, or 6.3% to $2.2 million. The increase in the Bank's net interest income resulted primarily from the growth in interest earning assets, and a decline in the rate paid on interest bearing liabilities to 2.80% from 3.68% for the same period last year.

Non-interest income for the nine months ended September 30, 2003 was $527,000 compared to $245,000 for the nine months ended September 30, 2002, an increase of $282,000, or 115.1%. This increase was primarily attributable to the increase in the gain on sale of loans of $204,000. These loans were sold with servicing rights being maintained by the Bank. The Bank also recorded $73,000 in gain on sale of assets for the current nine-month period compared to no such gains for the same period a year ago. This gain related to the sale of a portion of the Bank's property to the Illinois Department of Transportation in order to facilitate highway expansion, as discussed above in the quarterly income analysis.

Non-interest expense for the nine months ended September 30, 2003 was $2.3 million or $523,000 more than expenses for the nine months ended September 30, 2002. The increase was primarily attributable to increases in legal and collection expenses, compensation expenses, directors' fees, and advertising expense. Legal expense increased $374,000, or 613.1% as a result of the expenses associated with and the resolution of a lawsuit brought against the Bank by the Bank's former President, as previously disclosed. Salary expense increased $116,000, or 13.3%, as a result of staff additions and annual merit increases. Directors' fees increased $19,000, or 25.7% due to the addition of one board member as one current director retired and elected emeritus status. Advertising expense increased $16,000, or 44.4% due to increased focus on promoting the Bank and various new products. These increases were offset slightly by a $40,000, or 16.7% decrease in occupancy and equipment expense. Occupancy and equipment costs were higher in 2002 due to a $27,000 one time adjustment to real estate property tax expense and a $15,000 increase in building maintenance as several projects were completed to enhance the efficiency and appearance of the current building.


LIQUIDITY AND CAPITAL RESOURCES

         Total stockholders' equity decreased $65,000 from December 31, 2002 and was $12.7 million, at September 30, 2003. This decrease in stockholders' equity during the first nine months of 2003 was the result of the purchase of 20,300 shares of treasury stock totaling $342,000, and a decrease of $3,000 in the unrealized gain on investment securities available for sale, partially offset by the recording of $268,000 in net income and amortization of Unearned Employee Stock Ownership Plan shares of $12,000.

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At September 30, 2003, Clover Leaf Bank's Tier 1 and Total Capital ratios were 15.71% and 16.84%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. Clover Leaf Bank's leverage ratio at September 30, 2003, was 10.29%. Accordingly, Clover Leaf Bank has satisfied these regulatory guidelines.

         Clover Leaf Bank's primary sources of liquidity or internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of liquidity consist primarily of increases in deposits.

         At September 30, 2003, Clover Leaf Bank had loan commitments of $6.6 million and unused lines of credit of $4.2 million. Clover Leaf Bank believes it has adequate resources to fund loan commitments as they arise. If Clover Leaf Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available. At September 30, 2003, approximately $24.4 million of time deposits were scheduled to mature within one year. We expect that substantially all of these time deposits either will be renewed upon maturity or will be placed in money market accounts at Clover Leaf Bank. Clover Leaf Bank intends to sell a greater percentage of its residential real estate loan originations, which will provide additional liquidity.

Sources of Funds

         Deposits have been our primary source of funds for lending and other investment purposes. In addition to deposits, we derive funds primarily from principal and interest payments on loans. These loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by market interest rates. Matured and called investments have added significantly to the Bank's source of funds during 2003, with over $10 million either being called or maturing. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, and may be used on a longer-term basis for general business purposes.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Clover Leaf Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At September 30, 2003, Clover Leaf Bank was not involved in any material legal proceedings.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (a)      Exhibits:  31.1  Certification  of  Chief   Executive  Officer
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                             31.2  Certification  of  Chief  Financial   Officer
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                             32.1  Certification  of  Chief   Executive  Officer
                  and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K: A Form 8-K was filed by Clover Leaf Financial on August 7, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CLOVER LEAF FINANCIAL CORP.
                                                  ---------------------------
                                                         (Registrant)


DATE:  November  13, 2003                      By:/s/ Dennis M. Terry
-------------------------                         ------------------------------
                                                  Dennis M. Terry
                                                  President and Chief Executive
                                                  Officer



DATE:  November 13, 2003                       By:/s/ Darlene F. McDonald
------------------------                          ------------------------------
                                                  Darlene F. McDonald
                                                  Senior Vice President and
                                                  Treasurer (Principal Financial
                                                  And Accounting Officer)