Form 10KSB
period 2003-12-31
CLOVER LEAF FINANCIAL CORP
filed 2004-03-30
CIK 1144514

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                       For the transaction period from to


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

Securities Registered Pursuant to Section 12(g) of the Act:
                  (Title of Class)       COMMON STOCK, PAR VALUE $0.10 PER SHARE
                                         ---------------------------------------


       Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES  X   NO
    ---     ---

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [x ]

       The registrant's revenues for the fiscal year ended December 31, 2003 were $5.8 million.

       As of February 29, 2004, there were issued and outstanding 629,950 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of February 29, 2004 was $8.3 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.     Portions of the 2003 Annual Report to Stockholders (Parts II and IV)

2.     Proxy Statement for the 2004 Annual Meeting of Stockholders (Part III)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CLOVER LEAF FINANCIAL CORP.

       Clover Leaf Financial Corp. was organized at the direction of the Board of Directors of Clover Leaf Bank, SB for the purpose of acting as the stock holding company of Clover Leaf Bank. Clover Leaf Financial's assets consist primarily of the outstanding capital stock of Clover Leaf Bank and cash and investments of $1.3 million, representing a portion of the net proceeds from Clover Leaf Financial's stock offering completed December 27, 2001. At December 31, 2003, 635,950 shares of Clover Leaf Financial's common stock, par value $0.10 per share, were held by the public. Clover Leaf Financial's principal business is overseeing and directing the business of Clover Leaf Bank and investing the net stock offering proceeds retained by it. At December 31, 2003, Clover Leaf Financial had total consolidated assets of $102.7 million, total deposits of $80.5 million and stockholders' equity of $12.7 million.

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

       LOAN PORTFOLIO COMPOSITION. The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and allowances for loan losses) as of the dates indicated.


                                                       AT DECEMBER 31,
                                      -------------------------------------------------
                                               2003                       2002
                                      ----------------------     ----------------------
                                       AMOUNT       PERCENT       AMOUNT       PERCENT
                                      --------      --------     --------      --------
                                                   (DOLLARS IN THOUSANDS)
Real Estate Loans:
------------------
One- to four-family................   $ 31,709         46.98%    $ 34,300         50.26%
Commercial.........................     24,335         36.06       22,797         33.40
Construction and land..............      1,105          1.64          761          1.12
                                      --------      --------     --------      --------
     Total real estate loans.......     57,149         84.68       57,858         84.78
                                      --------      --------     --------      --------
Other Loans:
------------
 Consumer:
  Automobile.......................      1,014          1.50        1,425          2.09
  Home equity......................      1,843          2.73        1,611          2.36
  Other............................      1,351          2.00        1,595          2.34
                                      --------      --------     --------      --------
     Total consumer loans..........      4,208          6.23        4,631          6.79
                                      --------      --------     --------      --------
 Commercial business...............      6,133          9.09        5,759          8.43
                                      --------      --------     --------      --------
        Total gross loans..........     67,490        100.00%      68,248        100.00%
                                                    ========                   ========

Less:
-----
 Deferred fees and discounts.......         10                         14
 Allowance for loan losses.........        725                        690
                                      --------                   --------
 Total loans receivable, net.......   $ 66,755                   $ 67,544
                                      ========                   ========

       The following table illustrates the interest rate sensitivity of our loan portfolio at December 31, 2003. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the full principal amount of the mortgage is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                         DUE IN ONE YEAR OR    DUE AFTER ONE YEAR     DUE AFTER FIVE
                                                LESS           THROUGH FIVE YEARS          YEARS               TOTAL
                                         -------------------  --------------------  -------------------  --------------------
                                                    WEIGHTED             WEIGHTED              WEIGHTED             WEIGHTED
                                                     AVERAGE              AVERAGE              AVERAGE               AVERAGE
                                          AMOUNT      RATE     AMOUNT      RATE      AMOUNT      RATE     AMOUNT       RATE
                                         --------  ---------  ---------  ---------  --------   --------  --------    --------
                                                                      (DOLLARS IN THOUSANDS)
Real Estate loans:
   One- to four-family.................  $  1,880     5.77%   $ 10,386      5.87%   $ 19,443    5.69%    $ 31,709      5.75%
   Commercial..........................    11,105     5.04      13,155      6.20          75    7.94       24,335      5.68
   Construction and land...............     1,105     5.85          --        --          --      --        1,105      5.85

Commercial business loans..............     3,710     4.91       2,257      5.94         166    5.80        6,133      5.32

Consumer loans.........................     2,787     6.14       1,180      6.60         241    6.76        4,208      6.30
                                         --------             --------              --------             --------

Gross loans............................  $ 20.587     5.28%   $ 26,978      6.07%   $ 19,925    5.71%    $ 67,490      5.72%
                                         ========             ========              ========             ========

       The total amount of loans due after December 31, 2004 which have predetermined interest rates is $34 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $13 million.

       ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. Historically, we have emphasized the origination of one- to four-family loans secured by residential real estate. As of December 31, 2003, these loans totaled $31.7 million, or 47.0% of our total loan portfolio. 99.0% of our residential real estate loans have fixed rates of interest. The remaining 1.0% are adjustable rate mortgages that were originated several years ago. Currently, we do not offer adjustable interest rates on our one- to four-family mortgage loans primarily because our customers prefer fixed-rate mortgage loans in the relatively low interest rate environment that currently exists. We generally retain most of the loans that we originate, although in the past we have sold loans on a servicing-retained basis. We intend to sell a greater percentage of our residential real estate loan originations on a servicing-retained basis. At December 31, 2003, we were servicing $17.6 million in loans for others.

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

       COMMERCIAL REAL ESTATE LOANS. We have increased our emphasis on commercial real estate lending in recent years. Loans secured by commercial real estate totaled $24.3 million, or 36.1% of our total loan portfolio as of December 31, 2003. Our commercial real estate loans are secured predominately by office buildings, and to a lesser extent warehouse properties and more specialized properties such as churches. We originate commercial real estate loans with a maximum term of three years. We offer both adjustable and fixed rates of interest on commercial real estate loans, with the interest rate for adjustable rate loans tied to the prime interest rate. Our largest commercial real estate loan at December 31, 2003 had a principal balance of $2.2 million and was collateralized by an apartment complex. This loan is performing in accordance with its payment terms.

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

       CONSTRUCTION AND LAND LOANS. We originate two types of residential construction loans: (i) construction/speculative loans, and (ii) construction/permanent loans. As of December 31, 2003, construction and land loans totaled $1.1 million, or 1.6% of our total loan portfolio.

       Construction/speculative loans are made to area homebuilders who do not have, at the time the loan is originated, a signed contract with a homebuyer who has a commitment for permanent financing with either Clover Leaf Bank or another lender. The homebuyer may enter into a purchase contract either during or after the construction period. These loans have the risk that the builder will have to make interest and principal payments on the loan and finance real estate taxes and other holding costs of the completed home for a significant time after the completion of construction. Funds are disbursed in phases as construction is completed. All construction/speculative loans require that the builder-borrower personally guarantee the full repayment of the principal and interest on the loan. These loans are generally originated for a term of twelve months, with interest rates that are tied to the prime lending rate, and with a loan-to-value ratio of no more than 75% of the lower of cost or the estimated value of the completed property. Generally, we limit our construction/speculative loans to one property per borrower at any given time, and the largest number of construction/speculative loans we have originated to a single borrower at any given time was for three properties. At December 31, 2003, the largest outstanding concentration of credit to one builder consisted of one construction/speculative loan with an aggregate balance of $441,724, which was performing in accordance with its payment terms.

       Construction/permanent loans are made to either a homebuilder or a homeowner who, at the time of construction, has a signed contract together with a commitment for permanent financing from Clover Leaf Bank for the finished home. The construction phase of a loan generally lasts up to six months, and the interest rate charged generally corresponds to the rate of the committed permanent loan, with loan-to-value ratios of up to 80% (or up to 90% if the borrower obtains private mortgage insurance) of the appraised estimated value of the completed property or cost, whichever is less. Following the initial 6-month period, construction/permanent loans convert to permanent loans, regardless of whether the construction phase has been completed. At December 31, 2003 the largest single outstanding construction loan of this type had an outstanding balance of $0, but had a committed line of credit of $500,000.

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

       CONSUMER LOANS. Our consumer loans consist primarily of automobile loans, home equity lines of credit and overdraft loans, loans secured by deposits and securities, and unsecured personal loans. As of December 31, 2003, consumer loans totaled $4.2 million, or 6.2% of our total loan portfolio.

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

       Our indirect automobile loans have experienced higher than average delinquency and loss rates, and we discontinued this type of automobile lending in July 2000. Our automobile loan portfolio totaled $1.0 million or 1.5% of total loans at December 31, 2003, compared to $1.4 million, or 2.1% of total loans at December 31, 2002.

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

       We offer overdraft loans by providing unsecured lines of credit to qualifying checking accountholders. The line of credit must be pre-approved by Clover Leaf Bank's loan department. Overdraft loans totaled $140,000, or 0.2% of our total loan portfolio as of December 31, 2003.

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

       COMMERCIAL BUSINESS LOANS. We currently offer commercial business loans to existing customers in our market area, some of which are secured in part by additional real estate collateral. We make various types of secured and unsecured commercial business loans for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. The terms of these loans are generally for less than three years. Equipment loans usually involve a one-time disbursement of funds, with repayment over the term of the loan, while operating lines of credit involve multiple disbursements and revolving notes that can be renewed annually. The loans are either negotiated on a fixed-rate basis or carry variable interest rates indexed to the prime rate. At December 31, 2003, we had 88 commercial business loans outstanding with an aggregate balance of $6.1 million, or 9.1%, of the total loan portfolio. As of December 31, 2003, our largest commercial business loan consisted of our participation interest in a $604,148 loan to a car dealer, which is secured by stock of the car dealership.

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

       Loan originations are adversely affected by rising interest rates, which typically result in decreased loan demand. Accordingly, the volume of our loan originations and the interest rates we can charge on loans vary from period to period. One- to four-family residential mortgage loans are generally underwritten to conform to Fannie Mae and Freddie Mac seller/servicer guidelines, and are currently originated on a fixed interest rate basis only. We generally retain the loans that we originate. When we do sell mortgage loans, we generally retain the servicing rights, which means that we will continue to collect payments on the loans and supervise foreclosure proceedings, if necessary. We retain a portion of the interest paid by the borrower on the loans, generally 25 basis points, as consideration for our services. We currently service $17.6 million of loans for others, and we intend to sell a portion of our one- to four-family residential mortgage loans in the future in an effort to reduce our interest rate risk.

       The following table summarizes our loan origination and repayment activities for the periods indicated. We did not purchase any loans during the periods indicated.


                                                                         YEARS ENDED DECEMBER,
                                                                     ----------------------------
                                                                         2003            2002
                                                                     ------------    ------------
                                                                            (IN THOUSANDS)
       Loans receivable, net, at beginning of period.                $     67,544    $     62,435

       Originations by type:
         Real estate
           One- to four-family...................................          24,793          26,076
           Commercial............................................          10,094          13,289

        Non-real estate
           Consumer..............................................           1,456           1,614
           Commercial business...................................           9,091              --
                                                                     ------------    ------------
                Total loans originated...........................          45,434          40,979
                                                                     ------------    ------------

       Sales and Repayments......................................
         Sales:
           Real estate
              One- to four-family................................          13,314           8,204
              Commercial.........................................           1,400              --

           Non-real estate
             Commercial business.................................             500              --
                                                                     ------------    ------------
                Total loans sold.................................          15,214           8,204
         Principal repayments....................................          30,974          27,709
                                                                     ------------    ------------
                Total reductions.................................          46,188          35,913
       Increase (decrease) in other items, net...................            (35)              43
                                                                     ------------    ------------
                Net increase.....................................             789           5,109
                                                                     ------------    ------------

       Loans receivable, net, at end of period...................    $     66,755    $     67,544
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

ASSET QUALITY

       DELINQUENT LOANS. The following table sets forth Clover Leaf Bank's loan delinquencies by type, amount and percentage at December 31, 2003.

                                                LOANS DELINQUENT FOR:
                          --------------------------------------------------------------  ------------------------------
                                    60-89 DAYS                 90 DAYS AND OVER              TOTAL DELINQUENT LOANS
                          ------------------------------  ------------------------------  ------------------------------
                                                PERCENT                         PERCENT                         PERCENT
                                                OF LOAN                         OF LOAN                         OF LOAN
                           NUMBER    AMOUNT    CATEGORY    NUMBER    AMOUNT    CATEGORY    NUMBER    AMOUNT    CATEGORY
                          --------  --------  ----------  --------  --------  ----------  --------  --------  ----------
                                                              (DOLLARS IN THOUSANDS)
Real Estate:
  Commercial                     1  $    171        0.7%        --  $     --         --%         1  $    171        0.7%
  One- to four-family...         8       250        0.8          1        12       0.03          9       262        0.8
Consumer................        18        73        1.7         --        --         --         18        73        1.7
Commercial business.....        --        --         --         --        --         --         --        --         --
                          --------  --------  ----------  --------  --------  ----------  --------  --------  ----------

     Total..............        27  $    494        0.7%         1  $     12         --%        28  $    506        0.8%
                          ========  ========  ==========  ========  ========  ==========  ========  ========  ==========

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

       As of December 31, 2003, our total non-accrual loans amounted to $896,000 compared to $1.5 million at December 31, 2002. As of December 31, 2003,the largest contributor of these loans was a residential mortgage loan with an outstanding balance of $141,391. The decline in non-accrual loans was the result of several loans paying off in the fourth quarter of 2003, the largest being a settlement from an insurance company on a commercial business loan.

       The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. For all years presented, we had no troubled debt restructurings (which involve forgiving a portion of interest or principal on loans or making loans at materially less than market interest rates), and no foreclosed assets.


                                                                                 YEARS
                                                                           ENDED DECEMBER 31,
                                                                      --------------------------
                                                                         2003            2002
                                                                      ----------      ----------
                                                                         (DOLLARS IN THOUSANDS)
       Non-accruing loans:
         One- to four-family.....................................     $      644      $      809
         Construction............................................             --             182
         Commercial business.....................................            160             283
         Commercial real estate..................................             --              59
         Consumer................................................             92             196
                                                                      ----------      ----------
            Total................................................     $      896      $    1,529
                                                                      ----------      ----------

       Accruing loans delinquent more than 90 days:
         One- to four-family.....................................             12              29
         Commercial business.....................................             --              10
         Commercial real estate..................................             --             151
         Consumer................................................             --               5
                                                                      ----------      ----------
            Total................................................             12             195
                                                                      ----------      ----------

       Total non-performing loans................................     $      908      $    1,724
                                                                      ==========      ==========
       Total non-performing loans as a percentage of total assets.          0.88%           1.80%
                                                                      ==========      ==========
       Allowance for loan losses as a percentage of non-performing
         loans....................................................         79.85%          40.02%
                                                                      ==========      ==========
       Allowance for loan losses as a percentage of gross loans
         receivable...............................................          1.07%           1.01%
                                                                      ==========      ==========

       For the years ended December 31, 2003 and 2002, respectively, $90,000 and $119,000 of gross interest income would have been recorded had our non-accruing loans been current in accordance with their original terms.

       TROUBLED DEBT RESTRUCTURINGS. A troubled debt restructuring occurs when we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower, either as a deferment or reduction of interest or principal on the loan, that we would not otherwise consider. We had no troubled debt restructurings as of December 31, 2003 or 2002.

       REAL ESTATE OWNED. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. We held no property that was classified as real estate owned as of December 31, 2003 or, 2002.

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

       On the basis of management's review of our assets, at December 31, 2003, we had classified a total of $3.9 million of our loans and other assets as follows:


                                                    AT OR FOR THE YEAR
                                                           ENDED
                                                     DECEMBER 31, 2003
                                                    ------------------
                                                       (IN THOUSANDS)

             Special Mention..................      $            2,692
             Substandard......................                    1,177
             Doubtful assets..................                       --
             Loss assets......................                       --
                                                    ------------------
                  Total.......................      $            3,869
                                                    ==================
             General loss allowance...........      $              725
             Specific loss allowance..........                       --
             Charge-offs......................                      41


       ALLOWANCE FOR LOAN LOSSES. The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

                                                                      YEARS ENDED DECEMBER 31,
                                                                     --------------------------
                                                                         2003           2002
                                                                     -----------    -----------
                                                                        (DOLLARS IN THOUSANDS)
       Balance at beginning of period..............................   $      690    $      646

       Charge-offs:

         Commercial business.......................................           40             -
                                                                      ----------    ----------
         Consumer..................................................           28          (105)
                                                                      ----------    ----------
                                                                              68          (105)
       Recoveries:
         Commercial business.......................................            2             4
                                                                      ----------    ----------
         Consumer..................................................           25            52
                                                                      ----------    ----------
                                                                              27            56

       Net charge-offs.............................................           41           (49)
       Additions charged to operations.............................           76            93
                                                                      ----------    ----------
       Balance at end of period....................................   $      725    $      690
                                                                      ==========    ==========
       Ratio of net charge-offs during the period to
         average loans outstanding during the period...............         0.06%         0.07%
                                                                      ==========    ==========
       Ratio of net charge-offs during the period to
        average non-performing assets..............................         2.57%         2.84%
                                                                      ==========    ==========

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


                                                                  YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------------------
                                                          2003                              2002
                                           ---------------------------------  ---------------------------------
                                                                    PERCENT                            PERCENT
                                                                    OF LOANS                          OF LOANS
                                                         LOAM       IN EACH                 LOAN      IN EACH
                                           AMOUNT OF    AMOUNTS    CATEGORY   AMOUNT OF   AMOUNTS     CATEGORY
                                           LOAN LOSS      BY       TO TOTAL   LOAN LOSS      BY       TO TOTAL
                                           ALLOWANCE   CATEGORY      LOANS    ALLOWANCE   CATEGORY      LOANS
                                           ---------   ---------   ---------  ---------   ---------   ---------
                                                                 (DOLLARS IN THOUSANDS)
       Real Estate Loans:
         One- to four-family..........     $     209   $  31,709      46.98%  $     253   $  34,300      50.26%
         Commercial...................           409      24,335      36.06         279      22,797      33.40
         Construction and
          land........................            --       1,105       1.64          --         761       1.12
       Commercial business............            40       6,133       9.09          44       5,759       8.43
       Consumer.......................            67       4,208       6.23         114       4,631       6.79
                                           ---------   ---------     ------   ---------   ---------     ------
            Total.....................     $     725   $  67,490     100.00%  $     690   $  68,248     100.00%
                                           =========   =========     ======   =========   =========     ======

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


                                                        DECEMBER 31,
                                        ---------------------------------------------
                                                 2003                   2002
                                        ----------------------  ---------------------
                                        AMORTIZED      FAIR     AMORTIZED     FAIR
                                           COST       VALUE       COST       VALUE
                                        ----------  ----------  ---------  ----------
                                                       (IN THOUSANDS)
       Federal agencies...........      $   16,120  $   16,121  $   9,352  $    9,426
       State and municipal........           1,820       1,853        844         852
       Mortgage-backed securities.           4,814       4,813      2,601       2,613

       Corporate..................           1,011       1,070        509         557
                                        ----------  ----------  ---------  ----------
            Total.................      $   23,765  $   23,857  $  13,306  $   13,448
                                        ==========  ==========  =========  ==========

       The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our securities at December 31, 2003. Due to the current interest rate environment, the Company has experienced significant calls on securities. Therefore, the following schedule reflects maturity by call date if that date is different than the stated maturity date.


                      DUE IN ONE YEAR OR    DUE AFTER ONE YEAR  DUE AFTER FIVE YEARS
                             LESS           THROUGH FIVE YEARS     THROUGH TEN YEARS   DUE AFTER TEN YEARS          TOTAL
                     -------------------   -------------------  --------------------- --------------------  --------------------
                                WEIGHTED              WEIGHTED              WEIGHTED              WEIGHTED              WEIGHTED
                     AMORTIZED  AVERAGE    AMORTIZED  AVERAGE    AMORTIZED   AVERAGE   AMORTIZED   AVERAGE   AMORTIZED   AVERAGE
                       COST       RATE       COST       RATE       COST       RATE       COST       RATE       COST       RATE
                     ---------  --------   ---------  --------  ----------  --------- ----------  --------  ----------  --------
                                                                (DOLLARS IN THOUSANDS)
U. S. Government
  agency securities   $ 13,399     4.47%    $  2,721     5.09%   $     --        --%   $     --        --%   $ 16,120      4.57%
Obligations of
  states and
  political
  subdivisions..         1,525     4.14          295     5.76          --        --          --        --       1,820      4.40
Mortgage-backed
  securities....            --       --          261     8.13       3,542      4.42         404      5.30       4,207      4.73
Asset-backed
  securities....            --       --           --       --         607      2.19          --        --         607      2.19
Corporate.......            --       --        1,011     5.44          --                    --        --       1,011      5.45
                      --------  -------     --------  -------    --------   -------    --------   -------    --------   -------
  Total.........      $ 14,924     4.43%    $  4,288     5.40%   $  4,149      4.09%   $    404      5.30%   $ 23,765      4.56%
                      ========  =======     ========  =======    ========   =======    ========   =======    ========   =======

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

       DEPOSIT ACCOUNTS BY TYPE. The following table sets forth the dollar amount of our deposits in the various types of deposit programs as of the dates indicated.(See separate worksheet for all CD and IRA comments. I believe we should add some more detail to the interest rates to make it more meaningful. If you choose to leave as is, see comments below for footing/rounding differences.)

                                                   YEARS ENDED DECEMBER 31,
                                         -------------------------------------------
                                                 2003                    2002
                                         --------------------     ------------------
                                          AMOUNT     PERCENT       AMOUNT    PERCENT
                                         --------    --------     --------  --------
                                                     (DOLLARS IN THOUSANDS)
Transactions and savings deposits:
----------------------------------

Demand accounts......................    $  8,002        9.94%    $  7,153      9.87%
Savings accounts.....................       4,391        5.46        3,998      5.52
NOW accounts.........................       3,128        3.89        2,844      3.92
Money market accounts................      18,401       22.87       17,329     23.90
                                         --------    --------     --------  --------
  Total non-certificates.............      33,922       42.16       31,324     43.21
                                         --------    --------     --------  --------
Certificates of deposit:
------------------------

1.00 - 1.99%.........................      11,465       14.25          136      0.19
2.00 - 2.99%.........................      12,058       14.99       16,310     22.50
3.00 - 3.99%.........................       8,231       10.23        3,841      5.30
4.00 - 4.99%.........................       5,742        7.14        5,175      7.14
5.00 - 5.99%.........................       3,302        4.10        4,445      6.13
6.00 - 6.99%.........................         189        0.23        1,240      1.71
7.00 - 7.25%.........................          --         --         5,046      6.96
                                         --------    --------     --------  --------
  Total certificates of deposit......      40,987       50.94       36,193     49.93
                                         --------    --------     --------  --------
Individual retirement accounts:
-------------------------------

1.00 - 1.99%.........................         920        1.14           --       --
2.00 - 2.99%.........................       1,343        1.67        1,140      1.57
3.00 - 3.99%.........................       1,160        1.44          513      0.71
4.00 - 4.99%.........................       1,137        1.41        1,077      1.49
5.00 - 5.99%.........................         796        0.99        1,314      1.81
6.00 - 6.99%.........................         200        0.25          608      0.84
7.00 - 7.25%.........................          --         --           318      0.44
                                         --------    --------     --------  --------
  Total individual retirement
  accounts...........................       5,556        6.90        4,970      6.86%
                                         --------    --------     --------  --------

  Total time deposits................    $ 46,543       57.84%    $ 41,163     56.79%
                                         ========    ========     ========  ========
Total deposits.......................    $ 80,465      100.00%    $ 72,487    100.00%
                                         ========    ========     ========  ========

     TIME DEPOSIT RATES AND MATURITIES. The following table indicates interest rate and maturity information for our time deposits as of December 31, 2003.

                                                                MATURITY
                                        --------------------------------------------------------
                                                           OVER          OVER
               INTEREST RATE              ONE YEAR        1 TO 2        2 TO 3          OVER
                                           OR LESS        YEARS          YEARS        3 YEARS         TOTAL
     ---------------------------------  -------------  ------------  -------------  ------------  ------------
                                                                    (In Thousands)

     1.00 - 1.99%.....................  $      8,717   $      3,500  $        168   $         --  $     12,385
     2.00 - 2.99%.....................        10,901          1,937           563             --        13,401
     3.00 - 3.99%.....................         1,567          2,259         1,995          3,570         9,391
     4.00 - 4.99%.....................           690            307           931          4,951         6,879
     5.00 - 5.99%.....................           404            362            99          3,233         4,098
     6.00 - 6.99%.....................           169            220            --             --           389
                                        ------------   ------------  ------------   ------------  ------------

     Total time deposits..............  $     22,448   $      8,585  $      3,757   $     11,753  $     46,543
                                        ============   ============  ============   ============  ============

     TIME DEPOSIT BALANCES AND MATURITIES. The following table indicates balance and maturity information for our time deposits as of December 31, 2003.


                                                               MATURITY
                                        -------------------------------------------------------
                                                          OVER           OVER
                                          3 MONTHS       3 TO 6        6 TO 12         OVER
                                          OR LESS        MONTHS         MONTHS       12 MONTHS       TOTAL
                                        ------------  -------------  ------------  -------------  ------------
                                                                    (IN THOUSANDS)
Time deposits less than $100,000......  $      6,038  $      6,011   $      5,591  $     21,855   $     39,495
Time deposits of $100,000 or more.....         3,140           622          1,053         2,233          7,048
                                        ------------  ------------   ------------  ------------   ------------

Total time deposits...................  $      9,178  $      6,633   $      6,644  $     24,088   $     46,543
                                        ============  ============   ============  ============   ============

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

                                                    YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                      2003           2002
                                                  ------------   ------------
                                                        (IN THOUSANDS)
       Maximum Balance:
       ----------------
         FHLB advances........................    $      9,000   $      9,000

       Average Balance:
       ----------------
         FHLB advances........................    $      8,830   $      5,675

     The following table sets forth total borrowings and the weighted average interest rate paid on such borrowings at the dates indicated.

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                       2003          2002
                                                   ------------  ------------
                                                     (DOLLARS IN THOUSANDS)

      FHLB advances............................    $      8,000  $      9,000

      Weighted average interest rate of FHLB
      advances.................................          2.11%         2.83%

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

     SARBANES-OXLEY ACT OF 2002. The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting irregularities. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the Act restricts accounting companies from providing both auditing and consulting services. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

     The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2003, Clover Leaf Bank met each of its capital requirements.

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

     At December 31, 2003, Clover Leaf Bank exceeded all of its regulatory capital requirements, with leverage, Tier 1 risk-based and total risk-based capital ratios of 10.51%, 16.42% and 17.53%, respectively.

     Any bank that fails any of the capital requirements is subject to possible enforcement actions by the FDIC. These actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of Federal deposit insurance and the appointment of a conservator or receiver.

     At December 31, 2003, Clover Leaf Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above-mentioned restrictions.

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

     FEDERAL HOME LOAN BANK SYSTEM. Clover Leaf Bank is a member of the Federal Home Loan Bank of Chicago, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At December 31, 2003, Clover Leaf Bank had $8.0 million of Federal Home Loan Bank advances. See the Notes to the Consolidated Financial Statements.

     As a member, Clover Leaf Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Chicago in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At December 31, 2003, Clover Leaf Bank had $3.7 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

     The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future. The average dividend yield on Clover Leaf Bank's Federal Home Loan Bank stock was 6.16% in 2003 and 5.20% in 2002.

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

STATE TAXATION

     ILLINOIS STATE TAXATION. Clover Leaf Financial is required to file Illinois income tax returns and pay tax at a stated tax rate of 7.30% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, the primary one of which is the exclusion of interest income on United States obligations.

     DELAWARE TAXATION. As a Delaware holding company not earning income in Delaware, Clover Leaf Financial is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.     DESCRIPTION OF PROPERTIES

     At December 31, 2003, Clover Leaf Financial conducted its business from our main office at 200 East Park Street, Edwardsville, Illinois. The following table sets forth certain information with respect to the offices of Clover Leaf Bank at December 31, 2003.


                                                          ORIGINAL YEAR
                                        LEASED OR           LEASED OR
LOCATION                                  OWNED              ACQUIRED       NET BOOK VALUE
--------                                  -----              --------       --------------

200 East Park Street                      Owned                1976             $137,673
Edwardsville, Illinois 62025

2143 South State Route 157                Owned                1999           $1,198,091
Edwardsville, Illinois 62025

ITEM 3.     LEGAL PROCEEDINGS

     Clover Leaf Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. Other than litigation previously disclosed, at December 31, 2003, Clover Leaf Financial and Clover Leaf Bank were not involved in any material legal proceedings.

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

ITEM 8A.    CONTROLS AND PROCEDURES

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

                                    PART III


ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS

     The "Proposal I--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") is incorporated herein by reference.

ITEM 10.    EXECUTIVE COMPENSATION

     The "Proposal I--Election of Directors" section of the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The "Proposal I--Election of Directors" section of the Company's 2004 Proxy Statement is incorporated herein by reference.

     The Company does not have any equity compensation plan that was not approved by stockholders, other than its employee stock ownership plan.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The "Transactions with Certain Related Persons" section of the Company's 2004 Proxy Statement is incorporated herein by reference.

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

     (b)    REPORTS ON FORM 8-K

     On November 12, 2003, the company filed a current report on Form 8-K, Item
12. Results of Operations and Financial Condition, in which it announced its September 30, 2003 financial results.

     (c)    EXHIBITS

               3.1  Certificate of Incorporation of Clover Leaf Financial Corp.*

               3.2  Bylaws of Clover Leaf Financial Corp.*

               4    Form of Common Stock Certificate of Clover Leaf Financial
                    Corp.*

               10.1 Form of Employee Stock Ownership Plan*

               10.2 Director Emeritus Plan*

               10.3 Form of Director's Deferred Compensation Agreement*

               10.4 Officer's Deferred Bonus Compensation Agreement*

               10.5 Employment Agreement with Dennis M. Terry

               10.6 Change in Control Agreement with Dennis M. Terry

               10.7 Change in Control Agreement with Darlene McDonald

               10.8 Change in Control Agreement with Lisa Fowler

               13   Portions of 2003 Annual Report to Stockholders

               14   Code of Ethics

               21   Subsidiaries of the Registrant*

               31.1 Certification of Chief Executive Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002

               31.2 Certification of Chief Financial Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002

               32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------------
* Incorporated by reference to the Registration Statement on Form SB-2 of Clover Leaf Financial Corp. (Registration No. 333-69762) initially filed with the Securities and Exchange Commission on September 21, 2001.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The "Proposal II--Ratification of Appointment of Auditors" section of the Company's 2004 Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CLOVER LEAF FINANCIAL CORP.


Date: March 26, 2004                 By:   /s/ Dennis M. Terry
                                           -------------------------------------
                                           Dennis M. Terry
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                            Title                               Date
----------                            -----                               ----
/s/ Dennis M. Terry                   President, Chief Executive          March 26, 2004
----------------------------          Officer and Director (Principal     --------------
Dennis M. Terry                       Executive Officer)

/s/ Darlene F. McDonald               Senior Vice President and           March 26, 2004
----------------------------          Treasurer (Principal Financial      --------------
Darlene F. McDonald                   and Accounting Officer)

/s/ Joseph J. Gugger                  Director                            March 26, 2004
----------------------------                                              --------------
Joseph J. Gugger


/s/ Kenneth P. Highlander             Director                            March 26, 2004
----------------------------                                              --------------
Kenneth P. Highlander


/s/ Gary D. Niebur                    Director                            March 26, 2004
----------------------------                                              --------------
Gary D. Niebur


/s/ Robert W. Schwartz                Director                            March 26, 2004
----------------------------                                              --------------
Robert W. Schwartz


/s/ Dennis Ulrich                     Director                            March 26, 2004
----------------------------                                              --------------
Dennis Ulrich