Form 10QSB
period 2004-03-31
CLOVER LEAF FINANCIAL CORP
filed 2004-05-17
CIK 1144514

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

            For the transition period                 to
                                      ---------------    ---------------

                Commission File No. 0-33413
                                    -------

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

                  Yes [X]                    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                    Outstanding at May 13, 2004
---------------------------                       ---------------------------
Common stock $.10 par value                                  622,417

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                     Consolidated Balance Sheets                              3
                     Consolidated Statements of Income                        4
                     Consolidated Statement of Changes in Stockholders'
                          Equity and Comprehensive Income                     5
                     Consolidated Statements of Cash Flows                    6
                     Notes to Consolidated Financial Statements               7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS            9

         ITEM 3.  CONTROLS AND PROCEDURES                                    15


PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                          16

         ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
                  PURCHASES OF EQUITY SECURITIES
           16

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            16

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS                                                16

         ITEM 5.  OTHER INFORMATION                                          16

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           17

SIGNATURE AND CERTIFICATIONS                                                 18


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in Thousands, except per share data)
                                                                                               March 31,           December 31,
                                                                                                 2004                  2003
                                                                                            ----------------     -----------------
ASSETS
     Cash and due from banks                                                                        $ 1,771                $1,811
     Interest bearing deposits in other financial institutions                                        3,558                 3,442
                                                                                            ----------------     -----------------
        Total cash and cash equivalents                                                               5,329                 5,253

     Securities available-for-sale                                                                   23,591                23,857
     Federal Home Loan Bank stock                                                                     3,739                 3,680
     Loans, net of allowance for loan losses of
         $721 at March 31, 2004 and $725 at December 31, 2003                                        69,575                66,755
     Bank premises and equipment                                                                      2,467                 2,352
     Accrued interest receivable                                                                        503                   488
     Other assets                                                                                       386                   315
                                                                                            ----------------     -----------------
               TOTAL ASSETS                                                                        $105,590              $102,700
                                                                                            ================     =================

LIABILITIES
     Deposits:
          Noninterest bearing                                                                       $ 8,884                $8,002
          Interest bearing                                                                           73,730                72,463
                                                                                            ----------------     -----------------
               Total deposits                                                                        82,614                80,465

     Federal Home Loan Bank advances                                                                  8,455                 8,000
     Other borrowings                                                                                   831                   686
     Accrued interest payable                                                                           150                   167
     Other liabilities                                                                                  930                   725
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES                                                                     92,980                90,043
                                                                                            ----------------     -----------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.10 par value - 250,000 shares authorized;
          none issued or outstanding                                                                      -                     -
     Common stock, $.10 par value - 2,000,000 shares authorized; 661,250
          shares issued                                                                                  66                    66
     Surplus                                                                                          6,072                 6,072
     Retained earnings                                                                                7,205                 7,044
     Accumulated other comprehensive income                                                             119                    58
     Treasury Stock, 38,833 shares and 25,300 shares at cost, at March 31, 2004 and                    (709)                 (438)
      December 31, 2003, respectively.
     Unearned Employee Stock Ownership Plan shares                                                     (143)                 (145)
                                                                                            ----------------     -----------------
               TOTAL STOCKHOLDERS' EQUITY                                                            12,610                12,657
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $105,590              $102,700
                                                                                            ================     =================

See the accompanying notes to unaudited consolidated financial statements.

CLOVER LEAF FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(Dollars in Thousands, except per share data)
                                                              Three Months Ended
                                                                   March 31,
                                                      ------------------------------------
                                                           2004                2003
                                                      ----------------    ----------------
Interest Income and dividend income:
     Loans, including fees                                      $ 985             $ 1,108
     Securities                                                   206                 127
     Federal Home Loan Bank dividends                              60                  43
     Interest-bearing deposits in other banks                       8                  18
                                                      ----------------    ----------------
          TOTAL INTEREST AND FEE INCOME                         1,259               1,296
                                                      ----------------    ----------------
Interest Expense:
     Deposits                                                     425                 528
     Federal Home Loan Bank advances                               39                  64
     Other borrowings                                               1                   3
                                                      ----------------    ----------------
          TOTAL INTEREST EXPENSE                                  465                 595
                                                      ----------------    ----------------
               NET INTEREST INCOME                                794                 701
Provision for loan losses                                           -                  23
                                                      ----------------    ----------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                          794                 678
                                                      ----------------    ----------------
Noninterest Income:
     Service charges on deposit accounts                           27                  20
     Other service charges and fees                                17                  14
     Loan servicing fees                                           13                   8
     Gain on sale of loans                                         35                  68
     Gain on sale of investments                                    3                   -
     Other                                                         18                   1
                                                      ----------------    ----------------
          TOTAL NONINTEREST INCOME                                113                 111
                                                      ----------------    ----------------
Noninterest Expense:
     Salaries and employee benefits                               337                 329
     Occupancy and equipment, net                                  66                  64
     Data processing                                               58                  60
     Advertising and marketing                                     33                   9
     Directors' fees                                               39                  30
     Audit and accounting fees                                     25                  18
     Legal & collection expense                                    15                  20
     Other                                                         88                  89
                                                      ----------------    ----------------
          TOTAL NONINTEREST EXPENSE                               661                 619
                                                      ----------------    ----------------

Net income before income taxes                                    246                 170
Income taxes                                                       85                  62
                                                      ----------------    ----------------

NET  INCOME                                                     $ 161               $ 108
                                                      ================    ================

Average Shares Outstanding:
     Basic and Diluted                                        616,265             641,549


 Basic and Diluted Earnings Per Share                            $.26                $.17
                                                                 ====                ====

Dividends Per Share                                                 -                   -

See accompanying notes to unaudited consolidated financial statements

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in Thousands)

                                                                   Three Months Ended March 31, 2004
                                ----------------------------------------------------------------------------------------------------
                                                                                                         Unearned
                                                                           Accumulated                   Employee
                                                                              Other                        Stock
                                                               Retained   Comprehensive   Treasury       Ownership
                                Common Stock      Surplus      Earnings      Income         Stock       Plan Shares   Total Equity
                                -------------- ------------- ------------ ------------- -------------- -------------- --------------
Balance at December 31, 2003    $       66     $    6,072    $    7,044   $       58          (438)    $     (145)    $   12,657

Comprehensive income

   Net income                           --             --           161           --            --             --            161

   Other comprehensive income,
      net of tax:


     Change in unrealized               --             --            --           63            --             --             63
     gain on securities
     available-for-sale
     arising during the
     period, net of tax of $50
                                                                                                                      --------------
     Reclassification
     adjustment, net of tax                                                       (2)                                         (2)
     of $(1)
                                                                                                                      --------------

   Comprehensive income                                                                                                      222
                                                                                                                      --------------
Allocation of ESOP shares               --             --            --           --            --              2              2

Purchase of treasury stock              --             --            --           --          (271)            --           (271)
                                -------------- ------------- ------------ ------------- -------------- -------------- --------------
Balance at March 31, 2004       $       66     $    6,072    $    7,205   $      119    $     (709)    $     (143)    $   12,610
                                ============== ============= ============ ============= ============== ============== ==============


See the accompanying notes to unaudited consolidated financial statements.
--------------------------------------------------------------------------------

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                     ---------------------------------------------
                                                                                            2004                     2003
                                                                                     --------------------     --------------------
Cash Flows from Operating Activities
     Net income                                                                                    $ 161                    $ 108
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation                                                                          34                       30
                Provision for loan losses                                                              -                       23
                Net amortization (accretion) on investments                                           64                      (18)
                Deferred tax provision                                                                17                       (2)
                Realized gain on sale of investments                                                  (3)                       -
                Federal Home Loan Bank stock dividend                                                (59)                     (52)
                Gain on sale of loans                                                                (35)                     (68)
                Proceeds from sales of loans held for sale                                         3,524                    2,418
                Origination of loans held for sale                                                (3,489)                  (2,350)
                (Increase) in accrued interest receivable                                            (15)                      73
                (Increase) in other assets                                                          (123)                     (20)
                Decrease in accrued interest payable                                                 (17)                      (7)
                Increase in other liabilities                                                        205                       93
                                                                                     --------------------     --------------------
                            Net cash provided by operating activities                                264                      228
                                                                                     --------------------     --------------------


Cash  Flows from Investing Activities:
     Purchase of securities available-for-sale                                                    (1,267)                  (6,650)
     Proceeds of sales and maturities of securities available-for-sale and paydowns                1,568                    3,559
     Increase in loans, net                                                                       (2,820)                  (3,652)
     Purchases of premises and equipment                                                            (149)                    (508)
                                                                                     --------------------     --------------------
                            Net cash (used in) investing activities                               (2,668)                  (7,251)
                                                                                     --------------------     --------------------

Cash Flows from Financing Activities
     Increase in deposits                                                                          2,149                    7,997
     Proceeds from Federal Home Loan Bank advances                                                 1,455                        -
     Repayments of Federal Home Loan Bank advances                                                (1,000)                       -
     Increase in other borrowings                                                                    145                      867
     Allocation of ESOP shares                                                                         2                        9
     Purchase of Treasury Stock                                                                     (271)                    (243)
                                                                                     --------------------     --------------------
                            Net cash provided by financing activities                              2,480                    8,630
                                                                                     --------------------     --------------------
                            Net increase in cash and cash equivalents                                 76                    1,607
Cash and cash equivalents:
  Beginning                                                                                        5,253                    8,117
                                                                                     --------------------     --------------------
  Ending                                                                                         $ 5,329                   $9,724
                                                                                     ====================     ====================

Supplemental Disclosures of Cash Flow Information
 Cash paid for:
     Interest                                                                                       $482                     $602
     Income taxes                                                                                      -                       27



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

CLOVER LEAF FINANCIAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  (Dollars in Thousands, Except Per Share Data)        Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                    2004            2003
                                                 ------------    ------------

  Net income available to common  shareholders          $161            $108

  Weighted average shares outstanding                627,292         653,855
  Weighted average ESOP shares                       (11,027)        (12,306)
                                                 ------------    ------------
  Basic average shares outstanding                   616,265         641,549
                                                 ------------    ------------
  Basic and diluted earnings per share                  $.26            $.17
                                                 ============    ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion describes Clover Leaf Financial's results of operations during the three-month periods ended March 31, 2004 and 2003, and its financial condition, asset quality, and capital resources as of March 31, 2004. This discussion should be read in conjunction with Clover Leaf Financial's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

FINANCIAL CONDITION

At March 31, 2004, total assets were $105.6 million, an increase of $2.9 million, or 2.8%, from $102.7 million at December 31, 2003. Loans receivable at March 31, 2004 were $69.6 million, an increase of $2.8 million or 4.2%, from $66.8 million at December 31, 2003. Commercial real estate loans increased $5.1 million, or 21.0% compared to the 2003 year end. This increase was due to a continued focus by the Bank on commercial lending and a favorable interest rate environment. Consumer loans increased $296,000 or 7.0% compared to the 2003 year end. These increases were partially offset by a $2.3 million, or 7.3% decline in one-to-four family mortgage, and a $332,000, or 30.0% decline in construction and land loans. The decline in one-to-four family mortgage loans was due to the sale of $3.5 million in loans to the Federal Home Loan Bank during the first quarter, as part of the Mortgage Partnership Finance program, where the Bank sells the loans and retains servicing rights. Servicing income on loans sold generated income of $13,000 in the first quarter of 2004 compared to $8,000 for the first quarter of 2003. Securities, including Federal Home Loan Bank stock, decreased $207,000, or 0.8%, to $27.3 million at March 31, 2004 from $27.5 million at December 31, 2003. Bank premises and equipment increased $115,000, or 4.9% to $2.5 million at March 31, 2004. The increase resulted from expenses related to the planning and design for the future construction of a new branch office.

Deposits as of March 31, 2004 were $82.6 million, an increase of $2.1 million, or 2.7%, from December 31, 2003. Non-interest bearing deposits increased $882,000 or 11.0% due to an increase in the number of commercial deposit accounts held at the Bank. Interest-bearing deposits increased $1.3 million or 1.7%. This increase was primarily in time deposits. Short-term time deposits have continued to be a popular product due to the volatile stock market and lack of high yielding investment options for consumers.

Federal Home Loan Bank advances as of March 31, 2004 were $8.5 million, an increase of $455,000, or 5.7% from December 31, 2003. Declining borrowing rates have made Federal Home Loan Bank advances an attractive alternative for funding increased loan volumes.

Total stockholders' equity as of March 31, 2004 was $12.6 million, a decrease of $47,000 or 0.4% from December 31, 2003. The decrease in equity from December 31, 2003 to March 31, 2004 was the result of the purchase of 13,533 shares of treasury stock totaling $271,000 by Clover Leaf Financial during the first quarter of 2004. This decrease in equity was partially offset by the recording of $161,000 in net income and an increase of $61,000 in the unrealized gain on investment securities held for sale. At March 31, 2004 there were 622,417 shares of common stock outstanding, at a book value of $20.26 per share.

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

         At March 31, 2004 nonperforming assets totaled $836,000, or .79% of total assets, compared to nonperforming assets at year-end 2003 of $908,000, or ..88% of total assets. The Bank held no foreclosed assets at March 31, 2004 or December 31, 2003.


         The following table sets forth a summary of Clover Leaf Financial's loan portfolio mix and nonperforming assets.

(Dollars in Thousands)                                     March 31, 2004                               December 31, 2003
                                            ----------------------------------------------     ------------------------------------
                                                Loans and                                        Loans and
                                               Foreclosed              Non-performing           Foreclosed        Non-performing
                                                 Assets                    Assets                 Assets              Assets
                                            ------------------      ----------------------     --------------    ------------------

Real Estate
  One- to four-family......................       $29,458                     $589                 $31,709              $656
  Commercial...............................        29,436                        -                  24,335                 -
  Construction and land....................           773                        -                   1,105                 -

Non-real estate
  Consumer................................          4,504                       89                   4,208                92
  Commercial Business.....................          6,125                      158                   6,133               160
                                            ------------------      ----------------------     --------------    ------------------
Gross loans...............................         70,296                      836                  67,490               908
Foreclosed assets.........................              -                        -                       -                 -
                                            ------------------      ----------------------     --------------    ------------------
          Total...........................        $70,296                      836                 $67,490              $908
                                            ==================      ======================     ==============    ==================

Nonaccrual loans..........................                                    $836                                      $896
Accruing loans past due
     90 days or more......................                                       -                                        12
Troubled debt restructurings..............                                       -                                         -
                                                                    ----------------------                       ------------------
     Total nonperforming loans............                                     836                                       908
Foreclosed assets.........................                                       -                                         -
                                                                    ----------------------                       ------------------
     Total nonperforming assets...........                                    $836                                      $908
                                                                    ======================                       ==================
Nonperforming loans to gross loans........                                    1.19%                                     1.35%
Nonperforming assets to gross loans
     and foreclosed assets................                                    1.19%                                     1.35%
Nonperforming assets to total assets......                                     .79%                                      .88%

         The Bank recorded net charge-offs of $4,000 for the first quarter of 2004 compared to net recoveries of $4,000 for the first quarter of 2003. Net charge-offs as a percentage of average total loans was .01% for the first quarter of 2004 compared to net recoveries as a percentage of average total loans of (.01)% for the first quarter of 2003.

         Clover Leaf Financial's allowance for loan losses at March 31, 2004 decreased to $721,000 from $725,000 at December 31, 2003. At March 31, 2004, the allowance for loan losses represented 86.24% of non-performing loans compared to 79.85% at December 31, 2003. The ratio of the allowance for loan losses to total loans was 1.03% at March 31, 2004 compared to 1.07% at December 31, 2003. Management believes that the allowance for loan losses at March 31, 2004 was adequate to absorb probable losses inherent in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

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

         Potential problem loans are loans included on the watchlist presented to the Board of Directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. The aggregate principal amounts of potential problem loans as of March 31, 2004 and December 31, 2003, were $1.1 million, and $1.3 million, respectively.

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

(Dollars in Thousands)
                                                           Three Months Ended
                                                                March 31
                                                   ------------------------------------
                                                        2004                2003
                                                   ----------------    ----------------

Balance at beginning of period...................        $725                $690
Loans charged off:
     Commercial, financial and agricultural......          10                   -
     Consumer....................................           2                   3
                                                   ----------------    ----------------
               Total charge-offs.................          12                   3
                                                   ----------------    ----------------

Recoveries of loans previously charged off:
     Commercial, financial and agricultural......           -                   1
     Consumer....................................           8                   6
                                                   ----------------    ----------------
               Total recoveries..................           8                   7
                                                   ----------------    ----------------

Net charge-offs (recoveries).....................           4                  (4)
Provision for loan losses........................           -                  23
                                                   ----------------    ----------------
Balance at end of period.........................        $721                $717
                                                   ================    ================

Net charge-offs (recoveries) as a percent of
     average total loans.........................         .01%               (.01)%
Allowance for loans losses to gross loans........        1.03%               1.00%
Allowance for loan losses to
     nonperforming loans.........................       86.24%              44.87%

Income Information

The Company recorded net income for the three months ended March 31, 2004 of $161,000, compared to net income of $108,000 for the three months ended March 31, 2003.

Interest income for the three months ended March 31, 2004 decreased $37,000, or 2.9% to $1.3 million. The average loan yield declined 48 basis points to 5.70% at March 31, 2004 from 6.18% for the same period in the prior year. The Bank's loan rate was negatively impacted by the high volume of mortgage loan refinancing activity as well as the decline in the prime rate, which impacted those commercial loans that re-price with the prime rate. The average security yield increased 10 basis points to 3.88% at March 31, 2004 from 3.78% for the same period in the prior year. The security yield was positively impacted by the dividends received on Federal Home Loan Bank stock. Dividends recorded for the period ended March 31, 2004 were 6.59% compared to 5.03% for the same period in the prior year. In addition to an increase in the security yield, interest income was positively impacted by the increased balance of securities held by the Bank. Average security balances, including Federal Home Loan Bank stock, increased $9.3 million, or 51.1% to $27.5 million at March 31, 2004 compared to $18.2 million for the period ended March 31, 2003.

Interest expense for the most recent three-month period fell by $130,000 to $465,000, a decrease of 21.8% compared to the same period last year. The decrease was due to lower rates paid on interest-bearing deposits and borrowings. The average rate paid on interest-bearing liabilities for the three months ended December 31, 2003 declined by 76 basis points to 2.31% from 3.07% for the same period last year. The largest rate decline was in certificates of deposits, where the average interest rate paid fell by 85 basis points to 2.78% for the three months ended March 31, 2004, from 3.63% for the prior-year period.

No provision expense was recorded for the period ended March 31, 2004, compared to $23,000 for the three months ended March 31, 2003. Despite loan growth, the Bank has experienced very little loss, and non-performing loan balances have declined to $836,000 at March 31, 2004. During the year 2003, the Bank's non-performing loan balances had reached a high of $2.1 million. Since the Bank's non-performing assets have declined so significantly with very little loss recorded, the Bank's provision level is adequate to support the current non-performing loan volume and total outstanding gross loan receivables, allowing the Bank to record no monthly provision expense during the first quarter of 2004. Management reevaluates the allowance for loan losses at least quarterly to ensure the provision is maintained at a level that represents management's best estimate of probable loan losses in the loan portfolio.

Net interest income after provision for loan losses for the three months ended March 31, 2004 was $794,000, compared to $678,000 for the three months ended March 31, 2003 an increase of $116,000, or 17.1%. The increase in net interest income resulted primarily from the increase in net interest margin to 3.32% from 3.07% for the same period last year.

Non-interest income for the three months ended March 31, 2004 was $113,000 compared to $111,000 for the three months ended March 31, 2003, an increase of $2,000, or 1.8%. The only income category showing a decline for the current period was gain on sale of loans which declined $33,000, or 48.5% compared to the same period last year. This decline is due to the declining rate environment and spreads narrowing on sold loans. All other income categories increased for the current three month period ending March 31, 2004 compared to the prior period ended March 31, 2003. The largest income increase was in other income where a $17,000 reimbursement check for accumulated service fees was received from Freddie Mac.

Non-interest expense for the three months ended March 31, 2004 increased by $42,000, or 6.8% from $619,000 for the three months ended March 31, 2003. The increase was primarily attributable to increases in advertising expense, director's fees, and compensation expense. Advertising expense increased $24,000, or 266.7% due to the Bank hiring a marketing consultant and initiating a more aggressive advertising campaign focused on promoting the Bank and various new products. Directors fees increased $9,000, or 30% due to a one-time payment to an emeritus director instead of paying that director over the course of the year. Compensation expense increased $8,000, or 2.4% due to annual merit increases.

LIQUIDITY AND CAPITAL RESOURCES

         Total stockholders' equity decreased $47,000 from $12.7 million, at December 31, 2003 to $12.6 million, at March 31, 2004. This decrease in stockholders' equity during the first three months of 2004 was primarily the result of the purchase of 13,533 shares of treasury stock totaling $271,000 during the first quarter of 2004. This decrease was partially offset by the recording of $161,000 in net income, and a $61,000 change in unrealized gains on available-for-sale securities during the first quarter of 2004.

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At March 31, 2004, Clover Leaf Bank's Tier 1 and Total capital ratios were 15.69% and 16.73% respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. Clover Leaf Bank's leverage ratio at March 31, 2004, was 10.67%. Accordingly, at March 31, 2004 Clover Leaf Bank satisfied these regulatory guidelines.

         Clover Leaf Bank's primary sources of liquidity or internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of liquidity consist primarily of increases in deposits.

         At March 31, 2004, Clover Leaf Bank had loan commitments of $5.2 million and unused lines of credit of $5.5 million. Clover Leaf Bank believes it has adequate resources to fund loan commitments as they arise. If Clover Leaf Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available. At March 31, 2004, approximately $23.4 million of time deposits were scheduled to mature within one year. We expect that substantially all of these time deposits either will be renewed upon maturity or will be placed in money market accounts at Clover Leaf Bank. Clover Leaf Bank intends to sell a greater percentage of its residential real estate loan originations, which will provide additional liquidity.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES
                  OF EQUITY SECURITIES

                                                                          Total Number of
                                                                        Shares Purchased as      Maximum Number of
                                          Total Number     Average        Part of Publicly      Shares that May Yet
                                           of Shares      Price Paid     Announced Plans or     Be Purchased Under
                                           Purchased      per Share           Programs         the Plans or Programs
                                          ------------    -----------   --------------------   ---------------------
     January 1, 2004 to January
         31, 2004..................           2,000          $ 19.50             2,000                  -
     February 1, 2004 to
         February 29, 2004.........           4,000            20.06             4,000                  -
     March 1, 2004 to March
         31, 2004..................           7,533            20.06             7,533                  -
                                          ------------    -----------   --------------------   ---------------------
          Total....................          13,533          $ 19.98            13,533                  -
                                          ============    ===========   ====================   =====================

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  31.1 Certification of Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 Certification of Chief Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

                    32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: On February 3, 2004, the Company filed a current report on Form 8-K pursuant to Item 12. Results of Operations and Financial Condition, in which it announced its December 31, 2003 financial results.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CLOVER LEAF FINANCIAL CORP.
                                                         (Registrant)


DATE:  May  14, 2004                           By:/s/ Dennis M. Terry
--------------------                              ------------------------------
                                                  Dennis M. Terry
                                                  President and Chief
                                                  Executive Officer



DATE:  May 14, 2004                            By:/s/ Darlene F. McDonald
-------------------                               ------------------------------
                                                  Darlene F. McDonald
                                                  Senior Vice President and
                                                  Treasurer (Principal Financial
                                                  And Accounting Officer)