Form 10QSB
period 2004-06-30
CLOVER LEAF FINANCIAL CORP
filed 2004-08-16
CIK 1144514

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period                 to
                                         ---------------    ---------------

                           Commission File No. 0-33413
                                               --------

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

          Yes [X]                    No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                Outstanding  at  August 12, 2004
          -----                                ---------------------------------
Common stock $.10 par value                                622,417

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in Thousands, except per share data)

                                                                                               June 30,            December 31,
                                                                                                 2004                  2003
                                                                                            ----------------     -----------------
ASSETS
     Cash and due from banks                                                                        $ 1,139                $1,811
     Interest bearing deposits in other financial institutions                                        3,753                 3,442
                                                                                            ----------------     -----------------
        Total cash and cash equivalents                                                               4,892                 5,253

     Securities available-for-sale                                                                   24,287                23,857
     Federal Home Loan Bank stock                                                                     3,795                 3,680
     Loans, net of allowance for loan losses of
         $714 at June 30, 2004 and $725 at December 31, 2003                                         68,420                66,755
     Bank premises and equipment                                                                      2,516                 2,352
     Accrued interest receivable                                                                        503                   488
     Other assets                                                                                       580                   315
                                                                                            ----------------     -----------------
               TOTAL ASSETS                                                                        $104,993              $102,700
                                                                                            ================     =================

LIABILITIES
     Deposits:
          Noninterest bearing                                                                       $ 8,945                $8,002
          Interest bearing                                                                           72,892                72,463
                                                                                            ----------------     -----------------
               Total deposits                                                                        81,837                80,465

     Federal Home Loan Bank advances                                                                  8,455                 8,000
     Other borrowings                                                                                 1,161                   686
     Accrued interest payable                                                                           138                   167
     Other liabilities                                                                                  860                   725
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES                                                                     92,451                90,043
                                                                                            ----------------     -----------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.10 par value - 250,000 shares authorized;
          none issued or outstanding at June 30, 2004 or December 31, 2003                                -                     -
     Common stock, $.10 par value - 2,000,000 shares authorized; 661,250
          shares issued at June 30, 2004 and December 31, 2003, respectively                             66                    66
     Surplus                                                                                          6,073                 6,072
     Retained earnings                                                                                7,374                 7,044
     Accumulated other comprehensive income (loss)                                                    (120)                    58
     Treasury Stock, 38,833 shares and 25,300 shares at cost, at June 30, 2004 and
          December 31, 2003, respectively                                                             (708)                 (438)
     Unearned Employee Stock Ownership Plan shares                                                    (143)                 (145)
                                                                                            ----------------     -----------------
               TOTAL STOCKHOLDERS' EQUITY                                                            12,542                12,657
                                                                                            ----------------     -----------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $104,993              $102,700
                                                                                            ================     =================

See the accompanying notes to unaudited consolidated financial statements.

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in Thousands, except per share data)

                                                              Three Months Ended                         Six Months Ended
                                                                   June 30,                                  June 30,
                                                      ------------------------------------      -----------------------------------
                                                           2004                2003                  2004                2003
                                                      ----------------    ----------------      ----------------    ---------------
Interest Income and dividend income:
     Loans, including fees                                       $973              $1,090                 1,958             $2,198
     Securities                                                   199                 164                   405                291
     Federal Home Loan Bank dividends                              55                  56                   115                 99
     Interest-bearing deposits in other banks                      11                  14                    19                 32
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL INTEREST AND FEE INCOME                         1,238               1,324                 2,497              2,620
                                                      ----------------    ----------------      ----------------    ---------------
Interest Expense:
     Deposits                                                     418                 504                   843              1,033
     Federal Home Loan Bank advances                               36                  64                    75                128
     Other borrowings                                               1                   -                     2                  2
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL INTEREST EXPENSE                                  455                 568                   920              1,163
                                                      ----------------    ----------------      ----------------    ---------------
               NET INTEREST INCOME                                783                 756                 1,577              1,457
Provision for loan losses                                           -                  22                     -                 45
                                                      ----------------    ----------------      ----------------    ---------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                          783                 734                 1,577              1,412
                                                      ----------------    ----------------      ----------------    ---------------
Noninterest Income:
     Service charges on deposit accounts                           29                  19                    56                 39
     Other service charges and fees                                20                  17                    37                 31
     Loan servicing fees                                           17                   9                    30                 17
     Gain on sale of loans                                         79                 189                   114                257
     Gain on sale of investments                                    -                   -                     3                  -
     Gain on sale of assets                                         -                  15                     -                 15
     Other                                                          1                  17                    19                 18
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL NONINTEREST INCOME                                146                 266                   259                377
                                                      ----------------    ----------------      ----------------    ---------------
Noninterest Expense:
     Salaries and employee benefits                               346                 323                   683                652
     Occupancy and equipment, net                                  72                  66                   138                130
     Data processing                                               57                  54                   115                114
     Advertising and marketing                                     25                  24                    58                 33
     Directors' fees                                               27                  32                    66                 62
     Audit and accounting fees                                     30                  34                    55                 52
     Legal & collection expense                                    26                  50                    41                 70
     Other                                                        110                  94                   198                183
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL NONINTEREST EXPENSE                               693                 677                 1,354              1,296
                                                      ----------------    ----------------      ----------------    ---------------
Net income before income taxes                                    236                 323                   482                493
Income taxes                                                       67                 116                   152                178
                                                      ----------------    ----------------      ----------------    ---------------
NET INCOME                                                      $ 169               $ 207                 $ 330               $315
                                                      ================    ================      ================    ===============
Average Shares Outstanding:
     Basic and Diluted                                        611,469             631,655               613,867            635,292

 Basic and Diluted Earnings Per Share                            $.28                $.33                  $.54               $.50
                                                      ================    ================      ================    ===============

See the accompanying notes to unaudited consolidated financial statements.


CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in Thousands)

                                                                     Six Months Ended June 30, 2004
                                -------------------------------------------------------------------------------------------------
                                                                                                         Unearned
                                                                         Accumulated                    Employee
                                                                           Other                         Stock
                                                           Retained     Comprehensive    Treasury       Ownership
                                Common Stock   Surplus     Earnings     Income (Loss)      Stock       Plan Shares   Total Equity
                                ------------   -------     --------     -------------      -----       -----------   ------------
Balance at December 31, 2003     $     66     $  6,072     $  7,044       $     58       $   (438)      $   (145)       $ 12,657

Comprehensive income

   Net income                        --           --            330           --             --             --               330

   Other comprehensive
     income, net of tax:

     Change in unrealized
     gain (loss) on
     securities
     available-for-sale              (176)        --
     arising during the              --           --           --             --             (176)
     period, net of tax of
                                                                                                                        ($   104)
     Reclassification
     adjustment,                       (2)          (2)
         Net of tax of ($1)
                                                                                                                        --------
   Comprehensive income               152
                                                                                                                        --------
Allocation of ESOP shares            --              1         --             --             --                2               3

Purchase of treasury stock           --           --           --             --             (270)          --              (270)
                                 --------     --------     --------       --------       --------       --------        --------
Balance at June 30, 2004         $     66     $  6,073     $  7,374       $   (120)      $   (708)      $   (143)       $ 12,542
                                 ========     ========     ========       ========       ========       ========        ========



See the accompanying notes to unaudited consolidated financial statements.
================================================================================

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                     ---------------------------------------
                                                                                          2004                  2003
                                                                                     ----------------     ------------------
Cash Flows from Operating Activities
     Net income                                                                         $    330            $    315
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation                                                                  70                  61
                Provision for loan losses                                                     --                  45
                Net amortization on investments                                              149                 112
                Deferred tax provision                                                        39                 (15)
                Realized gain on sale of investments                                          (3)                 --
                Federal Home Loan Bank stock dividend                                       (115)                (94)
                Gain on sale of loans                                                       (114)               (257)
                Gain on sale of assets                                                        --                 (15)
                Proceeds from sales of loans held for sale                                 7,715               9,296
                Origination of loans held for sale                                        (7,601)             (9,039)
                Increase  in accrued interest receivable                                     (15)                 --
                Increase in other assets                                                     (64)               (133)
                Decrease in accrued interest payable                                         (29)                (30)
                Increase in other liabilities                                                 96                 256
                                                                                        --------            --------
                            Net cash provided by operating activities                        458                 502
                                                                                        --------            --------

Cash Flows from Investing Activities:
     Purchase of securities available-for-sale                                            (5,519)            (12,842)
     Proceeds of sales and maturities of securities available-for-sale and paydowns        4,660               7,524
     Proceeds on sale of assets                                                               --                  20
     Increase in loans, net                                                               (1,762)             (1,019)
     Purchases of premises and equipment                                                    (233)               (533)
                                                                                        --------            --------
                            Net cash used in investing activities                         (2,854)             (6,850)
                                                                                        --------            --------

Cash Flows from Financing Activities
     Increase in deposits                                                                  1,372               6,269
     Proceeds from Federal Home Loan Bank advances                                         1,455                  --
     Repayment of Federal Home Loan Bank advances                                         (1,000)                 --
     Net increase in other borrowings                                                        475                 270
     Allocation of ESOP shares                                                                 3                   9
     Purchase of Treasury Stock                                                             (270)               (299)
                                                                                        --------            --------
                            Net cash provided by financing activities                      2,035               6,249
                                                                                        --------            --------
                            Net decrease in cash and cash equivalents                       (361)                (99)
Cash and cash equivalents:
  Beginning                                                                                5,253               8,117
                                                                                        --------            --------
  Ending                                                                                $  4,892            $  8,018
                                                                                        ========            ========

Supplemental Disclosures of Cash Flow Information
 Cash paid for:
     Interest                                                                           $    949            $  1,193
     Income taxes                                                                             71                 121
Supplemental disclosure of non cash investing activities
Assets acquired through foreclosure                                                           97                  --


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

         The Company has not issued any stock options or other potentially dilutive shares, and therefore, diluted earnings are the same as basic earnings per share.

CLOVER LEAF FINANCIAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Data)

                                                Three Months Ended                      Six Months Ended
                                                      June 30,                             June 30,
                                            ---------------------------         ---------------------------
                                              2004              2003              2004              2003
                                            ---------         ---------         ---------         ---------

Net income                                  $     169         $     207         $     330         $     315

Weighted average shares outstanding           622,417           643,343           624,854           647,024
Weighted average ESOP shares                  (10,948)          (11,688)          (10,987)          (11,732)
                                            ---------         ---------         ---------         ---------
Basic average shares outstanding              611,469           631,655           613,867           635,292
                                            ---------         ---------         ---------         ---------
Basic and diluted earnings per share        $     .28         $     .33         $     .54         $     .50
                                            =========         =========         =========         =========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion describes Clover Leaf Financial's results of operations during the three-month and six-month periods ended June 30, 2004 and 2003, and its financial condition, asset quality, and capital resources as of June 30, 2004. This discussion should be read in conjunction with Clover Leaf Financial's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

FINANCIAL CONDITION

At June 30, 2004, total assets were $105.0 million, an increase of $2.3 million, or 2.2%, from $102.7 million at December 31, 2003. Loans receivable at June 30, 2004 were $68.4 million, an increase of $1.6 million or 2.4%, from $66.8 million at December 31, 2003. Commercial real estate loans increased $6.3 million, or 25.9% compared to the 2003 year end. This increase was due to a continued focus by the Bank on commercial lending and a favorable interest rate environment. Commercial business loans increased $148,000 or 2.4% compared to the 2003 year end. These increases were partially offset by a $4.4 million, or 13.8% decline in one-to-four family mortgage loans, and a $524,000, or 47.4% decline in construction and land loans. The decline in one-to-four family mortgage loans was due to the sale of $7.6 million in loans to the Federal Home Loan Bank during the first six months of the year, as part of the Mortgage Partnership Finance program, where the Bank sells the loans and retains servicing rights. Servicing income on loans sold generated income of $30,000 in the first half of 2004 compared to $17,000 for the first half of 2003. Securities, including Federal Home Loan Bank stock, increased $545,000, or 2.0%, to $28.1 million at June 30, 2004 from $27.5 million at December 31, 2003. Bank premises and equipment increased $164,000, or 7.0% to $2.5 million at June 30, 2004. The increase resulted from expenditures related to the planning and design for the future construction of a new branch office.

Deposits as of June 30, 2004 were $81.8 million, an increase of $1.4 million, or 1.7%, from December 31, 2003. Non-interest bearing deposits increased $943,000 or 11.8% due to an increase in the number of commercial deposit accounts held at the Bank. Interest-bearing deposits increased $429,000 or 0.6%. This increase was primarily in time deposits.

Federal Home Loan Bank advances as of June 30, 2004 were $8.5 million, an increase of $455,000, or 5.7% from December 31, 2003. Lower borrowing rates have made Federal Home Loan Bank advances an attractive alternative for funding increased loan volumes.

Total stockholders' equity as of June 30, 2004 was $12.5 million, a decrease of $115,000 or 0.9% from December 31, 2003. The decrease in equity was the result of the purchase of 13,533 shares of treasury stock totaling $270,000 during the first six months of 2004. Also contributing to the decline in equity was the change in the net unrealized holding losses on investment securities held for sale. This decrease was $178,000 from December 31, 2003 to June

30, 2004. These decreases in equity were partially offset by the recording of $330,000 in net income. At June 30, 2004 there were 622,417 shares of common stock outstanding, at a book value of $20.15 per share.

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

         At June 30, 2004, nonperforming assets totaled $794,000, or .76% of total assets, compared to nonperforming assets at year-end 2003 of $908,000, or ..88% of total assets. The Bank held foreclosed assets at June 30, 2004 of $97,000, compared to no foreclosed assets at December 31, 2003.

         The following table sets forth a summary of Clover Leaf Financial's loan portfolio mix and nonperforming assets.

(Dollars in Thousands)                             June 30, 2004                  December 31, 2003
                                            -----------------------------    -----------------------------
                                            Loans and                                       Loans and
                                            Foreclosed    Non-performing      Foreclosed   Non-performing
                                              Assets         Assets             Assets         Assets
                                            ---------       ---------          ---------      ---------

Real Estate
  One- to four-family ..............         $27,355        $   477             $31,709         $   656
  Commercial .......................          30,653            158              24,335            --
  Construction and land ............             581           --                 1,105            --

Non-real estate
  Consumer .........................           4,276             62               4,208              92
  Commercial Business ..............           6,281           --                 6,133             160

                                             -------        -------             -------         -------
Gross loans ........................          69,146            697              67,490             908
Foreclosed assets ..................              97             97                --              --
                                             -------        -------             -------         -------
          Total ....................         $69,243        $   794             $67,490         $   908
                                             =======        =======             =======         =======

Nonaccrual loans ...................                        $   689                             $   896
Accruing loans past due
     90 days or more ...............                              8                                  12
Troubled debt restructurings .......                             --                                  --
                                                            -------                             -------
     Total nonperforming loans .....                            697                                 908
Foreclosed assets ..................                             97                                  --
                                                            -------                              -------
     Total nonperforming assets ....                        $   794                              $   908
                                                            =======                              =======

Nonperforming loans to gross loans .                           1.01%                                1.35%
Nonperforming assets to gross loans
     and foreclosed assets .........                           1.15%                                1.35%
Nonperforming assets to total assets                            .76%                                 .88%


         The Bank recorded net charge-offs of $7,000 for the second quarter of 2004 compared to net charge-offs of $2,000 for the second quarter of 2003. During the first six months of 2004, net charge-offs totaled $11,000 compared to net recoveries of $2,000 for the first six months of 2003. Net charge-offs as a percentage of average total loans was 0.01% and 0.02%, respectively, for the three and six months ended June 30, 2004 compared to net recoveries as a percentage of average total loans of 0.01% for the three and six months ended June 30, 2003.

         Clover Leaf Financial's allowance for loan losses at June 30, 2004, decreased to $714,000 from $725,000 at December 31, 2003. At June 30, 2004, the allowance for loan losses represented 102.44% of non-performing loans compared to 79.85% at December 31, 2003. The ratio of the allowance for loan losses to gross loans was 1.03% at June 30, 2004 compared to 1.07% at December 31, 2003. Management believes that the allowance for loan losses at June 30, 2004 was adequate to absorb probable losses inherent in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

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

         Potential problem loans are loans included on the watchlist presented to the Board of Directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. The aggregate principal amounts of potential problem loans as of June 30, 2004 and December 31, 2003, were $937,000, and $1.3 million, respectively.

         Critical Accounting Policy. Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this "critical accounting policy" involves judgments, estimates and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

         The following table presents information pertaining to the activity in and an analysis of Clover Leaf Financial's allowance for loan losses for the periods presented.

Allowance For Loan Losses
(Dollars in Thousands)

                                                       Three Months Ended           Six Months Ended
                                                            June 30                      June 30
                                                    ----------------------        ----------------------
                                                      2004          2003           2004            2003
                                                    -------        -------        -------        -------

Balance at beginning of period .............         $ 721          $ 717          $ 725          $ 690
Loans charged off:
     Commerical, financial and agricultural             --             --             10             --
     Consumer ..............................            11             11             13             14
                                                     -----          -----          -----          -----
               Total charge-offs ...........            11             11             23             14
                                                     -----          -----          -----          -----

Recoveries of loans previously charged off:
     Commercial, financial and agricultural             --             --             --              1
     Consumer ..............................             4              9             12             15
                                                     -----          -----          -----          -----
               Total recoveries ............             4              9             12             16
                                                     -----          -----          -----          -----
Net charge-offs (recoveries) ...............             7              2             11             (2)
Provision for loan losses ..................            --             22             --             45
                                                     -----          -----          -----          -----
Balance at end of period ...................         $ 714          $ 737          $ 714          $ 737
                                                     =====          =====          =====          =====

Net charge-offs (recoveries) as a percent of
     average total loans ...................           .01%            --            .02%            --
Allowance for loan losses to gross loans ...          1.03%          1.06%          1.03%          1.06%
Allowance for loan losses to
nonperforming loans ........................         102.44%        42.14%         102.44%        42.14%


Income Information - Quarter

The Company recorded net income for the three months ended June 30, 2004 of $169,000, compared to net income of $207,000 for the three months ended June 30, 2003.

Interest income for the three months ended June 30, 2004 decreased $86,000, or 6.5% to $1.2 million. The average loan yield declined 33 basis points to 5.65% at June 30, 2004 from 5.98% for the same period in the prior year. The Bank's loan rate was negatively impacted by the high volume of mortgage loan refinancing activity as well as the decline in the prime rate, which impacted those commercial loans that re-price with the prime rate. The average security yield decreased 15 basis points to 3.64% at June 30, 2004 from 3.79% for the same period in the prior year. The security yield was negatively impacted by $3.8 million of investment securities maturing or being called during the first six months of 2004, and replacing those securities with lower yielding instruments due to the lower yielding interest rate environment. Also contributing to the decline in interest income was a decline in average loan balances. Average loan balances declined $3.4 million, or 4.8% to $67.4 million at June 30, 2004 compared to $70.8 million for the period ended June 30, 2003.

Interest expense for the most recent three-month period fell by $113,000 to $455,000, a decrease of 19.9% compared to the same period last year. The decrease was due to lower rates paid on interest-bearing deposits and borrowings. The average rate paid on interest-bearing liabilities for the three months ended June 30, 2004 declined by 60 basis points to 2.21% from 2.81% for the same period last year. The largest rate decline was in certificates of deposits where the average interest rate paid fell by 54 basis points to 2.69% for the three months ended June 30, 2004, from 3.23% for the prior-year period.

No provision expense was recorded for the period ended June 30, 2004, compared to $22,000 for the three months ended June 30, 2003. Despite loan growth, the Bank has experienced very little loss, and non-performing loan balances have declined to $697,000 at June 30, 2004. During 2003, the Bank's non-performing loan balances had reached a high of $2.1million. Since the Bank's non-performing assets have declined so significantly with very little loss recorded, the Bank believes the allowance is adequate to support the current non-performing loan volume and total outstanding gross loan receivables, allowing the Bank to record no monthly provision expense during the first six months of 2004. Management reevaluates the allowance for loan losses at least quarterly to maintain the provision is maintained at a level that represents management's best estimate of probable loan losses in the loan portfolio. There can be no guarantee that provisions will not be required in future periods.

Net interest income after provision for loan losses for the three months ended June 30, 2004 was $783,000, compared to $734,000 for the three months ended June 30, 2003 an increase of $49,000, or 6.7%. The increase in net interest income resulted primarily from the increase in net interest margin to 3.22% from 3.11% for the same period last year, and the decrease in the provision expense as discussed above.

Non-interest income for the three months ended June 30, 2004 was $146,000 compared to $266,000 for the three months ended June 30, 2003, a decrease of $120,000, or 45.1%. The decrease was primarily attributable to a decline in the gain on sale of loans which declined $110,000, or 58.2% compared to the same period last year. This decline is due to a $2.6 million decline in the volume of loans sold during the three months ended June 30, 2004 compared to three months ended June 30, 2003. Also contributing to the decline in income was the declining rate environment and spreads narrowing on sold loans. Gain on sale of assets also declined $15,000 as a sale of a portion of the Bank's property to the Illinois Department of Transportation in order to facilitate highway expansion occurred during the quarter ended June 30, 2003. These declines were slightly offset by an increase in service charges on deposit accounts during the quarter ended June 30, 2004.

Non-interest expense for the three months ended June 30, 2004 increased by $16,000, or 2.4% from $677,000 for the three months ended June 30, 2003. The increase was primarily attributable to an increase in compensation, other and occupancy expenses. Compensation increased $23,000 as a result of staff additions and annual merit increases. Other expenses increased $16,000. This increase is made up of increases in several expense categories, the largest of these being supervisory expense of $4,000, and office supplies, postage and insurance at $3,000 each. Occupancy expense increased $6,000 due to expenses related to the planning and design for the future construction of a new branch office. These increases were slightly offset by a decrease in legal expense of $24,000. Legal expense was higher in 2003 because of an ongoing legal suit that was settled in September 2003.

Income taxes for the three months ended June 30, 2004 decreased $49,000, or 42.2%. $24,000 of the decline is due to the lower pretax income recorded for the three months ended June 30, 2004 compared to June 30, 2003. The remaining $25,000 decline is due to a decrease in the effective tax rate which decreased to 28.4% at June 30, 2004 compared to 35.9% at June 30, 2003. This decrease is due to a re-evaluation of the Bank's tax position with the State of Illinois, and a re-evaluation of the Bank's ability to offset current taxable earnings with a net operating loss carry forward from prior years. The adjustment made to the bank's tax provision at June 30, 2004 represented a cumulative year to date adjustment.

Income Information - Six Months

Net income for the six months ended June 30, 2004 was $330,000, or 4.8% higher than net income of $315,000 for the six months ended June 30, 2003.

Interest income for the six months ended June 30, 2004 decreased $123,000, or 4.7% to $2.5 million. The decrease was primarily due to lower average yields on loans and decreased loan balances, partially offset by higher average balances in securities. Average interest-earning assets for the six months ended June 30, 2004 were $99.3 million, an increase of $3.1 million, or 3.2%, over average interest-earning assets for the six months ended June 30, 2003 of $96.2 million. Average security balances increased $6.9 million, while lower yielding interest-bearing deposits in other financial institutions decreased $1.7 million. Also offsetting the increase in security balances was a decline in loan volume of $2.7 million. The average loan yield declined 40 basis points to 5.68% at June 30, 2004 from 6.08% for the same period in the prior year. As stated above in the quarterly income analysis, the Bank's loan rate was negatively impacted by the high volume of mortgage loan refinancing activity and the decline in the prime rate.

Interest expense for the six-month period ended June 30, 2004 decreased to $920,000, a decline of $243,000, or 20.9% compared to the same period last year. The decrease was due to lower rates paid on interest-bearing deposits and borrowings. The average rate paid on interest-bearing liabilities for the six months ended June 30, 2004 declined by 68 basis points to 2.26% from 2.94% for the same period last year. The average interest paid on certificates of deposit fell by 69 basis points to 2.74% fro the six months ended June 30, 2004, from 3.43% for the prior-year period.

Net interest income after provision for loan losses for the six months ended June 30, 2004 increased $165,000 to $1.6 million, compared to $1.4 million for the same period in the prior year. The increase in the Bank's net interest income resulted from the growth in earning assets, the decline in the rate paid on interest bearing liabilities to 2.26% from 2.94% for the same period last year, and the decrease in the provision for loan losses as discussed in the quarterly income analysis.

Non-interest income for the six months ended June 30, 2004 was $259,000 compared to $377,000 for the six months ended June 30, 2003, a decrease of $118,000, or 31.3%. The decrease was primarily attributable to a decline in the gain on sale of loans, which declined $143,000, or 55.6% compared to the same period last year. This decline is due to a $1.4 million decline in the volume of loans sold during the six months ended June 30, 2004 compared to the six months ended June 30, 2004. Also contributing to the decline in income was the declining rate environment as discussed in the quarterly income analysis. Gain on sale of assets also declined $15,000 as a sale of a portion of the Bank's property to the Illinois Department of Transportation occurred during the six months ended June 30, 2003. These declines were partially offset by increases in services charges on deposit accounts and miscellaneous service charges, as well as an increase in loan servicing fees for the six months ended June 30, 2004.

Non-interest expense for the six months ended June 30, 2004 was $1.4 million, or $58,000 more than expenses for the six months ended June 30, 2003. The increase was primarily attributable to increases in compensation expenses, advertising and marketing, and occupancy expenses. Compensation expense increased $31,000, or 4.8%, as a result of staff additions and annual merit increases. Advertising and marketing expense increased $25,000 or 75.8% due to the Bank hiring a marketing consultant and initiating a more aggressive advertising campaign focused on promoting the Bank and various new products. Occupancy expense increased $8,000 or 6.2% due to expenses incurred related to the planning and design for the future construction of a new branch office. These increases were partially offset by a $29,000 decline in legal and collection expense. Legal expense was higher in 2003 because of an ongoing legal suit that was settled in September 2003.


LIQUIDITY AND CAPITAL RESOURCES

         Total stockholders' equity decreased $115,000 from December 31, 2003 and was $12.5 million, at June 30, 2004. This decrease in stockholders' equity during the first six months of 2004 was the result of the purchase of 13,533 shares of treasury stock totaling $270,000, and a decrease of $178,000 in the unrealized gain on investment securities available for sale, partially offset by the recording of $330,000 in net income and amortization of Unearned Employee Stock Ownership Plan shares of $3,000.

         Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At June 30, 2004, Clover Leaf Bank's Tier 1 and Total Capital ratios were 15.89% and 16.91%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. Clover Leaf Bank's leverage ratio at June 30, 2004, was 10.56%. Accordingly, Clover Leaf Bank has satisfied these regulatory guidelines.

         Clover Leaf Bank's primary sources of liquidity or internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of liquidity consist primarily of increases in customer deposits and advances from the FHLB.

         At June 30, 2004, Clover Leaf Bank had loan commitments of $5.2 million and unused lines of credit of $6.0 million. Clover Leaf Bank believes it has adequate resources to fund loan commitments as they arise. The Bank has begun construction of a new facility in Edwardsville. Cost of the project is estimated at $2.2 million with completion expected in the first quarter of 2005. If Clover Leaf Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available. At June 30, 2004, approximately $21.9 million of time deposits were scheduled to mature within one year. We expect that substantially all of these time deposits either will be renewed upon maturity or will be placed in money market accounts at Clover Leaf Bank. Clover Leaf Bank intends to sell a greater percentage of its residential real estate loan originations, which will provide additional liquidity.


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

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES
                  OF EQUITY SECURITIES


                                                                          Total Number of
                                                                        Shares Purchased as      Maximum Number of
                                          Total Number     Average        Part of Publicly      Shares that May Yet
                                           of Shares      Price Paid     Announced Plans or     Be Purchased Under
                                           Purchased      per Share           Programs         the Plans or Programs

     April 1, 2004 to
         April 30, 2004............            -               -                 -                       -
     May 1, 2004 to
         May  31, 2004.............            -               -                 -                       -
     June 1, 2004 to
         June 30, 2004.............            -               -                 -                       -
          Total....................            -               -                 -

================================================================================================================


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders of the Company was held on May 25, 2004. At the meeting, Dennis Terry, Kenneth Highlander, and Joseph Gugger were elected to serve as directors with terms expiring in 2006. Continuing with a term expiring in 2005 was Gary D. Neibur. Continuing with a term expiring in 2004 were Robert W. Schwartz and Dennis E. Ulrich.

                  The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

                                                                                          Number of Votes
                                                                                          ---------------
                                                                                       For         Withheld
                                                                                       ---         --------

The election of the following directors for a three-year term:
Dennis Terry                                                                         521,900         130

Kenneth Highlander                                                                   521,930         100

Joseph Gugger                                                                        522,000          30

                                                                                 FOR      Against    Abstain    Non-Votes
                                                                                 ---      -------    -------    ---------
The ratification of McGladrey & Pullen, LLP as independent
Auditors for the year ending December 31, 2004.                                521,880      150         -            -

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



                                                    CLOVER LEAF FINANCIAL CORP.
                                                          (Registrant)


DATE:  August 12, 2004                         By:/s/ Dennis M. Terry
----------------------                            ------------------------------
                                                  Dennis M. Terry
                                                  President and Chief
                                                  Executive Officer



DATE:  August 12, 2004                         By:/s/ Darlene F. McDonald
----------------------                            ------------------------------
                                                  Darlene F. McDonald
                                                  Senior Vice President and
                                                  Treasurer (Principal Financial
                                                  And Accounting Officer)