Form 10QSB
period 2004-09-30
CLOVER LEAF FINANCIAL CORP
filed 2004-11-15
CIK 1144514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period __________ to __________

                           Commission File No. 0-33413
                                              --------

                           CLOVER LEAF FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)


       DELAWARE                                        37-1416016
--------------------------                -----------------------------------
 (State of incorporation)                  (IRS Employer Identification No.)


200 EAST PARK STREET, EDWARDSVILLE, ILLINOIS                     62025
--------------------------------------------                     -----
  (Address of Principal Executive Offices)                     (Zip Code)

                                 (618) 656-6122
                                 --------------
              (Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]               No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                 Outstanding At November 12, 2004
---------------------------                    --------------------------------
Common stock $.10 par value                                622,417

                                TABLE OF CONTENTS


                                                                            PAGE
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                   Consolidated Balance Sheets                                 3
                   Consolidated Statements of Income                           4
                   Consolidated Statement of Changes in Stockholders'
                      Equity and Comprehensive Income                          5
                   Consolidated Statements of Cash Flows                       6
                   Notes to Consolidated Financial Statements                  7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9

         ITEM 3.  CONTROLS AND PROCEDURES                                     16


PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                           17

         ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
         PURCHASES OF EQUITY SECURITIES                                       17

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS                                                     17

         ITEM 5.  OTHER INFORMATION                                           18

         ITEM 6.  EXHIBITS                                                    18

SIGNATURE AND CERTIFICATIONS                                                  19


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Thousands, except per share data)
                                                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                                               2004                  2003
                                                                                         ----------------     -----------------
ASSETS
  Cash and due from banks                                                                       $  2,161              $  1,811
  Interest bearing deposits in other financial institutions                                        5,603                 3,442
                                                                                         ----------------     -----------------
     Total cash and cash equivalents                                                               7,764                 5,253

  Securities available-for-sale                                                                   24,715                23,857
  Federal Home Loan Bank stock                                                                     3,851                 3,680
  Loans, net of allowance for loan losses of
    $737  at September 30, 2004 and $725 at December 31, 2003                                     73,253                66,755
  Bank premises and equipment                                                                      2,859                 2,352
  Accrued interest receivable                                                                        495                   488
  Other assets                                                                                       498                   315
                                                                                         ----------------     -----------------
        TOTAL ASSETS                                                                            $113,435              $102,700
                                                                                         ================     =================

LIABILITIES
  Deposits:
    Noninterest bearing                                                                         $  8,572              $  8,002
    Interest bearing                                                                              81,095                72,463
                                                                                         ----------------     -----------------
        Total deposits                                                                            89,667                80,465

  Federal Home Loan Bank advances                                                                  8,455                 8,000
  Other borrowings                                                                                 1,349                   686
  Accrued interest payable                                                                           177                   167
  Other liabilities                                                                                  897                   725
                                                                                         ----------------     -----------------
        TOTAL LIABILITIES                                                                        100,545                90,043
                                                                                         ----------------     -----------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value - 250,000 shares authorized;
    none issued or outstanding at September 30, 2004 or December 31, 2003                              -                     -
  Common stock, $.10 par value - 2,000,000 shares authorized; 661,250
    shares issued at September 30, 2004 and December 31, 2003, respectively                           66                    66
  Surplus                                                                                          6,074                 6,072
  Retained earnings                                                                                7,535                 7,044
  Accumulated other comprehensive income                                                              65                    58
  Treasury Stock, 38,833 shares and 25,300 shares at cost, at September 30, 2004 and
    December 31, 2003, respectively                                                                 (708)                 (438)
  Unearned Employee Stock Ownership Plan shares                                                     (142)                 (145)
                                                                                         ----------------     -----------------
            TOTAL STOCKHOLDERS' EQUITY                                                            12,890                12,657
                                                                                         ----------------     -----------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $113,435              $102,700
                                                                                         ================     =================

See the accompanying notes to unaudited consolidated financial statements.

                                                        3


CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands, except per share data)
                                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                            SEPTEMBER 30,
                                                      ------------------------------------      -----------------------------------
                                                           2004                2003                  2004                2003
                                                      ----------------    ----------------      ----------------    ---------------
Interest Income and dividend income:
     Loans, including fees                             $        1,044      $        1,058        $        3,002      $       3,256
     Securities                                                   204                 157                   609                448
     Federal Home Loan Bank dividends                              56                  58                   171                157
     Interest-bearing deposits in other banks                      21                  12                    40                 44
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL INTEREST AND FEE INCOME                         1,325               1,285                 3,822              3,905
                                                      ----------------    ----------------      ----------------    ---------------
Interest Expense:
     Deposits                                                     438                 467                 1,281              1,500
     Federal Home Loan Bank advances                               59                  48                   134                176
     Other borrowings                                               3                   1                     5                  3
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL INTEREST EXPENSE                                  500                 516                 1,420              1,679
                                                      ----------------    ----------------      ----------------    ---------------
               NET INTEREST INCOME                                825                 769                 2,402              2,226
Provision for loan losses                                           -                  19                     -                 64
                                                      ----------------    ----------------      ----------------    ---------------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                          825                 750                 2,402              2,162
                                                      ----------------    ----------------      ----------------    ---------------
Noninterest Income:
     Service charges on deposit accounts                           29                  17                    85                 56
     Other service charges and fees                                21                  17                    58                 48
     Loan servicing fees                                           17                  16                    47                 33
     Gain on sale of loans                                         17                  16                   131                273
     Gain on sale of investments                                    -                   -                     3                  -
     Gain on sale of assets                                         -                  58                     -                 73
     Other                                                          1                  26                    20                 44
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL NONINTEREST INCOME                                 85                 150                   344                527
                                                      ----------------    ----------------      ----------------    ---------------
Noninterest Expense:
     Salaries and employee benefits                               368                 333                 1,051                985
     Occupancy and equipment, net                                  72                  70                   210                200
     Data processing                                               56                  58                   171                172
     Advertising and marketing                                     34                  19                    92                 52
     Directors' fees                                               26                  31                    92                 93
     Audit and accounting fees                                     13                  15                    68                 67
     Legal & collection expense                                     7                 365                    48                435
     Other                                                         99                  94                   297                277
                                                      ----------------    ----------------      ----------------    ---------------
          TOTAL NONINTEREST EXPENSE                               675                 985                 2,029              2,281
                                                      ----------------    ----------------      ----------------    ---------------

Net income (loss) before income taxes (credits)                   235                (85)                   717                408
Income taxes (credits)                                             74                (38)                   226                140
                                                      ----------------    ----------------      ----------------    ---------------

NET INCOME (LOSS)                                      $          161      $         (47)        $          491      $         268
                                                      ================    ================      ================    ===============

Average Shares Outstanding:
     Basic and Diluted                                        611,549             629,317               613,089            633,670


 Basic and Diluted Earnings (loss) Per Share                     $.26              $(.08)                 $.80                $.42
                                                                 ====              ======                 =====               ====

See the accompanying notes to unaudited consolidated financial statements.


                                                               4


CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in Thousands)

                                                                Nine Months Ended September 30, 2004
                                ---------------------------------------------------------------------------------------------------
                                                                                                          Unearned
                                                                             Accumulated                  Employee
                                                                                Other                       Stock
                                                               Retained     Comprehensive   Treasury      Ownership
                                Common Stock    Surplus        Earnings        Income         Stock      Plan Shares   Total Equity
                                ------------    -------        --------        ------         -----      -----------   ------------
Balance at December 31, 2003       $     66   $     6,072    $     7,044     $       58    $     (438)    $     (145)  $     12,657

Comprehensive income

   Net income                            --            --            491             --            --             --            491

   Other comprehensive
   income, net of tax:                   --            --             --             --            --             --             --

     Change in unrealized
     gain on securities
     available-for-sale
     arising during the
     period, net of tax of
     $6                                  --            --             --              9            --             --              9
     Reclassification                                                                (2)                                         (2)
     adjustment,
     Net of tax of ($1)
                                                                                                                     --------------

   Comprehensive income                                                                                                         498
                                                                                                                     --------------

Allocation of ESOP shares                --             2             --             --            --              3              5

Purchase of treasury stock               --            --             --             --          (270)            --           (270)
                                -------------------------- -------------- ------------ -------------- -------------- --------------

Balance at September 30, 2004      $     66   $     6,074    $     7,535     $       65    $     (708)    $     (142)  $     12,890
                                   ========   ===========    ===========     =-========    ==========     ==========   ============



                                 See the accompanying notes to unaudited consolidated financial statements.


                                                                    5


CLOVER LEAF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)
                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                     ----------------------------------------------
                                                                                            2004                      2003
                                                                                     --------------------     ---------------------
Cash Flows from Operating Activities
     Net income                                                                        $             491        $              268
     Adjustments to reconcile net income to net cash provided
          by operating activities:
                Depreciation                                                                         106                        92
                Provision for loan losses                                                              -                        64
                Net amortization on investments                                                      205                       179
                Deferred tax provision                                                                48                        16
                Realized gain on sale of investments                                                 (3)                         -
                Federal Home Loan Bank stock dividend                                              (171)                     (151)
                Gain on sale of loans                                                              (131)                     (273)
                Gain on sale of assets                                                                 -                      (73)
                Proceeds from sales of loans held for sale                                         9,733                    11,911
                Origination of loans held for sale                                               (9,602)                  (11,638)
                Allocation of ESOP shares                                                              5                        12
                Increase in accrued interest receivable                                              (7)                      (15)
                Increase in other assets                                                            (82)                     (190)
                Increase (decrease) in accrued interest payable                                       10                      (42)
                Increase in other liabilities                                                        124                       472
                                                                                     --------------------     ---------------------
                            NET CASH PROVIDED BY OPERATING ACTIVITIES                                726                       632
                                                                                     --------------------     ---------------------

Cash Flows from Investing Activities:
     Purchase of securities available-for-sale                                                  (11,627)                  (16,935)
     Proceeds of sales and maturities of securities available-for-sale and paydowns               10,579                    10,068
     Proceeds on sale of assets                                                                        -                       139
     Increase in loans, net                                                                      (6,604)                   (2,418)
     Purchases of premises and equipment                                                           (613)                     (563)
                                                                                     --------------------     ---------------------
                            NET CASH USED IN INVESTING ACTIVITIES                                (8,265)                   (9,709)
                                                                                     --------------------     ---------------------

Cash Flows from Financing Activities
     Increase in deposits                                                                          9,202                     7,689
     Proceeds from Federal Home Loan Bank advances                                                 1,455                         -
     Repayment of Federal Home Loan Bank advances                                                (1,000)                         -
     Net increase in other borrowings                                                                663                       571
     Purchase of Treasury Stock                                                                    (270)                     (342)
                                                                                     --------------------     ---------------------
                            NET CASH PROVIDED BY FINANCING ACTIVITIES                             10,050                     7,918
                                                                                     --------------------     ---------------------
                            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   2,511                   (1,159)
Cash and cash equivalents:
  Beginning                                                                                        5,253                     8,117
                                                                                     --------------------     ---------------------
  Ending                                                                               $           7,764        $            6,958
                                                                                     ====================     =====================

Supplemental Disclosures of Cash Flow Information
 Cash paid for:
     Interest                                                                          $           1,410        $            1,721
     Income taxes                                                                                    110                       168
Supplemental disclosure of non cash investing activities
Assets acquired through foreclosure                                                                  106                         -

See the accompanying notes to unaudited consolidated financial statements.


                                                           6

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

CLOVER LEAF FINANCIAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(Dollars in Thousands, Except Per Share Data)             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                             SEPTEMBER 30,                             SEPTEMBER 30,
                                                  ------------------------------------      ------------------------------------
                                                       2004                 2003                  2004                2003
                                                  ----------------    ----------------      ----------------    ----------------
Net income (loss)                                  $          161      $          (47)       $          491      $          268

Weighted average shares outstanding                       622,416             640,921               624,036             645,359
Weighted average ESOP shares                              (10,867)            (11,604)              (10,947)            (11,689)
                                                  ----------------    ----------------      ----------------    ----------------
Basic average shares outstanding                          611,549             629,317               613,089             633,670
                                                  ----------------    ----------------      ----------------    ----------------

Basic and diluted earnings (loss) per share        $          .26      $         (.08)       $          .80      $          .42
                                                  ================    ================      ================    ================

NOTE D-INVESTMENT SECURITIES LOSSES

        Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for an anticipated recovery in fair value. The following table shows the gross unrealized losses over and under twelve months at September 30, 2004:

                                 Continuous unrealized losses       Continuous unrealized losses
                               existing for less than 12 months    existing greater than 12 months               Total
                              ----------------------------------  ----------------------------------  ------------------------------
                                                   Unrealized                         Unrealized                       Unrealized
Description of Security          Fair Value          Losses          Fair Value         Losses          Fair Value       Losses
                              ------------------ ---------------  ----------------- ----------------  --------------- --------------
US Government Agencies               $6,193,672         $13,293         $1,997,124          $10,285      $ 8,190,796        $23,578

State & Municipals                            -               -                  -                -                -              -

Corporate Securities                          -               -                  -                -                -              -

Mortgage Backed Securities            3,154,136          22,239            614,505            9,988        3,768,641         32,227
                              ------------------ ---------------  ----------------- ----------------  --------------- --------------
  Total temporarily impaired
  securities                         $9,347,808         $35,532         $2,611,629          $20,273      $11,959,437        $55,805
                              ================== ===============  ================= ================  =============== ==============

For the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion describes Clover Leaf Financial's results of operations during the three-month and nine-month periods ended September 30, 2004 and 2003, and its financial condition, asset quality, and capital resources as of September 30, 2004. This discussion should be read in conjunction with Clover Leaf Financial's unaudited consolidated financial statements and notes thereto. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

FINANCIAL CONDITION

At September 30, 2004, total assets were $113.4 million, an increase of $10.7 million, or 10.5%, from $102.7 million at December 31, 2003. Loans receivable at September 30, 2004 were $73.3 million, an increase of $6.5 million or 9.7%, from $66.8 million at December 31, 2003. Commercial real estate loans increased $11.3 million, or 46.3% compared to the 2003 year end. This increase was due to a continued focus by the Bank on commercial lending and a favorable interest rate environment. Commercial business loans increased $404,000 or 6.6% compared to the 2003 year end. Consumer loans increased $611,000 or 14.5% compared to 2003 year end. These increases were partially offset by a $5.6 million, or 17.5% decline in one-to-four family mortgage loans, and a $227,000, or 20.5% decline in construction and land loans. The decline in one-to-four family mortgage loans was due to the sale of $9.6 million in loans to the Federal Home Loan Bank during the first nine months of the year, as part of the Mortgage Partnership Finance program, where the Bank sells the loans and retains servicing rights. Servicing income on loans sold generated income of $47,000 in the first nine months of 2004 compared to $30,000 for the first nine months of 2003. Interest earning cash deposits increased $2.5 million, or 47.8% compared to 2003 year end. This large increase was due to a significant increase in deposits. Cash was held at a higher level due to a strong loan pipeline, and the need to fund several large loan closings in October 2004. Securities, including Federal Home Loan Bank stock, increased $1.1 million, or 3.7%, to $28.6 million at September 30, 2004 from $27.5 million at December 31, 2003. Bank premises and equipment increased $507,000, or 21.6% to $2.9 million at September 30, 2004. The increase resulted from expenditures related to the planning, design, and current construction for the future new branch office. Other assets increased $183,000, or 58.1% to $498,000 at September 30, 2004 from $315,000 at December 31, 2003.
The primary reason for the increase was a $106,000 increase in foreclosed assets.

Deposits as of September 30, 2004 were $89.7 million, an increase of $9.2 million, or 11.4%, from December 31, 2003. Non-interest bearing deposits increased $570,000 or 7.1% due to an increase in the number of commercial deposit accounts held at the Bank. Interest-bearing deposits increased $8.6 million or 11.9%. This increase was in time deposits as a large deposit was received from a local public entity.

Federal Home Loan Bank advances as of September 30, 2004 were $8.5 million, an increase of $455,000, or 5.7% from December 31, 2003. Lower borrowing rates and the volatility of the deposit portfolio have made Federal Home Loan Bank advances an attractive alternative for funding increased loan volumes.

Total stockholders' equity as of September 30, 2004 was $12.9 million, an increase of $233,000 or 1.8% from December 31, 2003. The increase in equity from December 31, 2003 to September 30, 2004 was the result of the recording of $491,000 in net income and $7,000 in the unrealized gain on investment securities available for sale. These increases were partially offset by the purchase of 13,533 shares of treasury stock totaling $270,000 by Clover Leaf Financial during the first nine months of 2004. At September 30, 2004 there were 622,417 shares of common stock outstanding, at a book value of $20.71 per share.

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

        At September 30, 2004, nonperforming assets totaled $827,000, or 0.73% of total assets, compared to nonperforming assets at year-end 2003 of $908,000, or 0.88% of total assets. The Bank held foreclosed assets at September 30, 2004 of $106,000, compared to no foreclosed assets at December 31, 2003.

        The following table sets forth a summary of Clover Leaf Financial's loan portfolio mix and nonperforming assets.


(Dollars in Thousands)                           September 30, 2004                        December 31, 2003
                                        --------------------------------------     ------------------------------------

                                           Loans and                                  Loans and
                                           Foreclosed        Non-performing           Foreclosed        Non-performing
                                             Assets              Assets                 Assets              Assets
                                        ----------------   -------------------     --------------    ------------------
Real Estate
  One- to four-family.................          $26,146                 $519            $31,709                   $656
  Commercial..........................           35,601                  158             24,335                      -
  Construction and land...............              878                    -              1,105                      -

Non-real estate
  Consumer............................            4,819                   44              4,208                     92
  Commercial business.................            6,537                    -              6,133                    160

                                        ----------------   -------------------     --------------    ------------------
Gross loans...........................           73,981                  721             67,490                    908
Foreclosed assets.....................              106                  106                  -                      -
                                        ----------------   -------------------     --------------    ------------------
          Total.......................          $74,087                 $827            $67,490                   $908
                                        ================   ===================     ==============    ==================

Nonaccrual loans......................                                  $721                                      $896
Accruing loans past due
     90 days or more..................                                     -                                        12
Troubled debt restructurings..........                                     -                                         -
                                                           -------------------                       ------------------
     Total nonperforming loans........                                   721                                       908
Foreclosed assets.....................                                   106                                         -
                                                           -------------------                       ------------------
     Total nonperforming assets.......                                  $827                                      $908
                                                           ===================                       ==================

Nonperforming loans to gross loans....                                   .97 %                                    1.35%
Nonperforming assets to gross loans
     and foreclosed assets............                                  1.12 %                                    1.35%
Nonperforming assets to total assets..                                   .73 %                                     .88%

        The Bank recorded net recoveries of $23,000 for the third quarter of 2004 compared to net charge-offs of $5,000 for the third quarter of 2003. During the first nine months of 2004, net recoveries totaled $12,000 compared to net recoveries of $7,000 for the first nine months of 2003. Net recoveries as a percentage of average total loans were 0.03% and 0.02%, respectively, for the three and nine months ended September 30, 2004 compared to net recoveries as a percentage of average total loans of 0.01% for the three and nine months ended September 30, 2003.

        Clover Leaf Financial's allowance for loan losses at September 30, 2004, increased to $737,000 from $725,000 at December 31, 2003. At September 30, 2004, the allowance for loan losses represented 102.22% of non-performing loans compared to 79.85% at December 31, 2003. The ratio of the allowance for loan losses to gross loans was 1.00% at September 30, 2004 compared to 1.07% at December 31, 2003. Management believes that the allowance for loan losses at September 30, 2004 was adequate to absorb probable losses inherent in the loan portfolio. However, past loan loss experience as it relates to current portfolio mix, evaluation of potential losses in the portfolio, subsequent changes in economic conditions and other factors may require changes in the levels of the allowance for loan losses.

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

        Potential problem loans are loans included on the watchlist presented to the Board of Directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. The aggregate principal amounts of potential problem loans as of September 30, 2004 and December 31, 2003, were $836,000, and $1.3 million, respectively.

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


Allowance For Loan Losses
(Dollars in Thousands)
                                                         Three Months Ended                    Nine Months Ended
                                                            September 30                         September 30
                                                 -----------------------------------   -----------------------------------
                                                      2004                2003              2004                2003
                                                 ---------------    ----------------   ---------------    ----------------
Balance at beginning of period................             $714                $737              $725                $690
Loans charged off:
     Commerical, financial and agricultural...                -                   -                10                   -
     Consumer.................................                4                   1                17                  15
                                                 ---------------    ----------------   ---------------    ----------------
               Total charge-offs..............                4                   1                27                  15
                                                 ---------------    ----------------   ---------------    ----------------

Recoveries of loans previously charged off:
     Commercial, financial and agricultural...               19                   -                19                   1
     Consumer.................................                8                   6                20                  21
                                                 ---------------    ----------------   ---------------    ----------------
               Total recoveries...............               27                   6                39                  22
                                                 ---------------    ----------------   ---------------    ----------------

Net charge-offs (recoveries)..................              (23)                 (5)              (12)                 (7)
Provision for loan losses.....................                -                  19                 -                  64
                                                 ---------------    ----------------   ---------------    ----------------
Balance at end of period......................             $737                $761              $737                $761
                                                 ===============    ================   ===============    ================

Net charge-offs (recoveries) as a percent of
     average total loans......................             (.03)%              (.01)%            (.02)%              (.01)%
Allowance for loan losses to gross loans......             1.00%               1.08%             1.00%               1.08%
Allowance for loan losses to
     nonperforming loans......................           102.22%              35.59%           102.22%              35.59%


INCOME INFORMATION - QUARTER

The Company recorded net income for the three months ended September 30, 2004 of $161,000, compared to a net loss of $47,000 for the three months ended September 30, 2003.

Interest income for the three months ended September 30, 2004 increased $40,000, or 3.1% to $1.3 million. The average loan yield remained relatively unchanged, increasing only 3 basis points to 5.73% at September 30, 2004 from 5.70% for the same period in the prior year. The average security yield decreased 13 basis points to 3.72% at September 30, 2004 from 3.85% for the same period in the prior year. The security yield was negatively impacted by $8.8 million of investment securities maturing or being called during the first nine months of 2004, and replacing those securities with lower yielding instruments due to the lower yielding interest rate environment. Offsetting this decline in the average yield on securities was an increase in average security volume. Average security balances increased $5.6 million, or 24.9% to $28.0 million at September 30, 2004 compared to $22.4 million for the three months ended September 30, 2003.

Interest expense for the most recent three-month period fell by $16,000 to $500,000, a decrease of 3.1% compared to the same period last year. The decrease was due to lower rates paid on interest-bearing deposits and borrowings. The average rate paid on interest-bearing liabilities for the three months ended September 30, 2004 declined by 25 basis points to 2.28% from 2.53% for the same period last year. The largest rate decline was in certificates of deposits where the average interest rate paid fell by 46 basis points to 2.61% for the three months ended September 30, 2004, from 3.07% for the prior-year period.

No provision expense was recorded for the period ended September 30, 2004, compared to $19,000 for the three months ended September 30, 2003. Despite loan growth, the Bank has experienced very little loss, and non-performing loan balances have declined to $721,000 at September 30, 2004. During 2003, the Bank's non-performing loan balances had reached a high of $2.1million. Since the Bank's non-performing assets have declined so significantly with very little loss recorded, the Bank believes the allowance is adequate to support the current non-performing loan volume and total outstanding gross loans receivable, allowing the Bank to record no monthly provision expense during the first nine months of 2004. Management reevaluates the allowance for loan losses at least quarterly to maintain the provision at a level that represents management's best estimate of probable loan losses in the loan portfolio. There can be no guarantee that provisions will not be required in future periods.

Net interest income after provision for loan losses for the three months ended September 30, 2004 was $825,000, compared to $750,000 for the three months ended September 30, 2003 an increase of $75,000, or 10.0%. The increase in net interest income resulted from the increase in net interest margin to 3.23% from 3.18% for the same period last year, an increase in earning assets of $5.9 million for the three month period ended September 30, 2004 compared to the same period in the prior year, and the decrease in the provision expense as discussed above.

Non-interest income for the three months ended September 30, 2004 was $85,000 compared to $150,000 for the three months ended September 30, 2003, a decrease of $65,000, or 43.3%. The decrease was primarily attributable to a decline in the gain on sale of Assets which declined $58,000, or 100.0% compared to the same period last year. Due to highway expansion, the Bank was required to sell a portion of its property to the Illinois Department of Transportation. The $58,000 gain recorded in the third quarter of 2003 represents the value received for the property over the bank's recorded value. Also contributing to the decline in non-interest income was a $25,000 decline in miscellaneous other income. In the third quarter of 2003 $17,000 in income was recorded from the Illinois Department of Transportation to compensate the Bank for use of the Bank's land during the highway expansion project. These declines were slightly offset by an increase in service charges on deposit accounts, and miscellaneous service charges during the quarter ended September 30, 2004.

Non-interest expense for the three months ended September 30, 2004 decreased $310,000, or 31.5% from $985,000 for the three months ended September 30, 2003. The decrease was primarily attributable to a decrease in legal expenses of $358,000. This decrease in legal expense is due to the expenses incurred during 2003 associated with and the resolution of a lawsuit brought against the Bank by the Bank's former President, as disclosed in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003. Offsetting this decrease in expense was an increase in compensation and advertising and marketing expenses. Compensation expenses increased $35,000, or 10.5% as a result of staff additions and annual merit increases. Marketing and advertising expenses increased $15,000, or 78.9% due to the Bank hiring a marketing consultant and initiating a more aggressive advertising campaign focused on promoting the Bank and various new products. Other expenses increased $5,000, or 5.3% over the prior year period This increase is primarily made up of an increase in foreclosed property expense which increased $11,000 for the period ended September 30, 2004.

Income taxes for the three months ended September 30, 2004 increased $112,000, or 294.7%. This is due to the increase in the Bank's earnings for the three months ended September 30, 2004 compared to the net loss recorded in the same period in the prior year.

INCOME INFORMATION - NINE MONTHS

Net income for the nine months ended September 30, 2004 was $491,000, or $223,000 (83.2%) higher than net income of $268,000 for the nine months ended September 30, 2003.

Interest income for the nine months ended September 30, 2004 decreased $83,000, or 2.1% to $3.8 million. The decrease was primarily due to lower average yields on loans and securities, as well as decreased loan balances, partially offset by higher average balances in securities. Average interest-earning assets for the nine months ended September 30, 2004 were $100.9 million, an increase of $3.5 million, or 3.6%, over average interest-earning assets for the nine months ended September 30, 2003 of $97.4 million. Average security balances increased $6.5 million, while lower yielding interest-bearing deposits in other financial institutions decreased $1.0 million. Also offsetting the increase in security balances was a decline in loan volume of $1.9 million. The average loan yield declined 25 basis points to 5.70% at September 30, 2004 from 5.95% for the same period in the prior year. The average security yield declined five basis points to 3.75% at September 30, 2004 from 3.80% for the same period in the prior year.

As stated above in the quarterly analysis, the Bank's security yield was negatively impacted by the $8.8 million in securities maturing or being called in the first nine months of 2004.

Interest expense for the nine-month period ended September 30, 2004 decreased to $1.4 million, a decline of $259,000, or 15.4% compared to the same period last year. The decrease was due to lower rates paid on interest-bearing deposits and borrowings. The average rate paid on interest-bearing liabilities for the nine months ended September 30, 2004 declined by 53 basis points to 2.27% from 2.80% for the same period last year. The average interest paid on certificates of deposit fell by 62 basis points to 2.69% for the nine months ended September 30, 2004, from 3.31% for the prior-year period.

Net interest income after provision for loan losses for the nine months ended September 30, 2004 increased $240,000 to $2.4 million, compared to $2.2 million for the same period in the prior year. The increase in the Bank's net interest income resulted from the growth in earning assets, the decline in the rate paid on interest bearing liabilities to 2.27% from 2.80% for the same period last year, and the decrease in the provision for loan losses as discussed in the quarterly income analysis.

Non-interest income for the nine months ended September 30, 2004 was $344,000 compared to $527,000 for the nine months ended September 30, 2003, a decrease of $183,000, or 34.7%. The decrease was primarily attributable to a decline in the gain on sale of loans, which declined $142,000, or 52.0% compared to the same period last year. This decline is due to a $2.0 million decline in the volume of loans sold during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Also contributing to the decline in income was the declining rate environment and spreads narrowing on sold loans. Gain on sale of assets also declined $73,000 as a sale of a portion of the Bank's property to the Illinois Department of Transportation occurred during the nine months ended September 30, 2003. This sale of property to the Illinois Department of Transportation was completed in order to facilitate highway expansion, as discussed above in the quarterly income analysis. Other miscellaneous income declined $24,000 from the prior year period as the Bank received $17,000 in the third quarter of 2003 from the Illinois Department of Transportation to compensate the Bank for use of the Bank's land during the highway expansion project. These declines were partially offset by increases in service charges on deposit accounts and miscellaneous service charges, as well as an increase in loan servicing fees for the nine months ended September 30, 2004.

Non-interest expense for the nine months ended September 30, 2004 was $2.0 million, or $252,000 less than expenses for the nine months ended September 30, 2003. The decrease was attributable to a decrease in legal expense of $387,000. The decrease in legal expense is due to the expenses incurred during 2003 associated with the resolution of a lawsuit brought against the Bank by the Bank's former President, as discussed above. Offsetting this decline in expense was an increase in compensation and advertising and marketing expenses. Compensation expense increased $66,000, or 6.7%, as a result of staff additions and annual merit increases. Advertising and marketing expense increased $40,000 or 76.9% due to the Bank hiring a marketing consultant and initiating a more aggressive advertising campaign focused on promoting the Bank and various new products.

LIQUIDITY AND CAPITAL RESOURCES

        Total stockholders' equity increased $233,000 from December 31, 2003 and was $12.9 million, at September 30, 2004. This increase in stockholders' equity during the first nine months of 2004 was the result of the recording of $491,000 in net income and $7,000 in the unrealized gain on investment securities available for sale. These increases were partially offset by the purchase of 13,533 shares of treasury stock totaling $270,000 by Clover Leaf Financial during the first nine months of 2004.

        Financial institutions are required to maintain ratios of capital to assets in accordance with guidelines promulgated by the federal banking regulators. The guidelines are commonly known as "Risk-Based Guidelines" as they define the capital level requirements of a financial institution based upon the level of credit risk associated with holding various categories of assets. The Risk-Based Guidelines require minimum ratios of Tier 1 and Total Capital to risk-weighted assets of 4% and 8%, respectively. At September 30, 2004, Clover Leaf Bank's Tier 1 and Total Capital ratios were 14.84% and 15.81%, respectively. In addition to the Risk-Based Guidelines, the federal banking agencies have established a minimum leverage ratio guideline for financial institutions (the "Leverage Ratio

Guideline"). The Leverage Ratio Guideline provides for a minimum ratio of Tier 1 capital to average assets of 4%. Clover Leaf Bank's leverage ratio at September 30, 2004, was 10.31%. Accordingly, Clover Leaf Bank has satisfied these regulatory guidelines.

        Clover Leaf Bank's primary sources of liquidity or internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of liquidity consist primarily of increases in customer deposits and advances from the FHLB.

        At September 30, 2004, Clover Leaf Bank had loan commitments of $6.7 million and unused lines of credit of $6.0 million. Clover Leaf Bank believes it has adequate resources to fund loan commitments as they arise. The Bank has begun construction of a new facility in Edwardsville. Cost of the project is estimated at $2.2 million with completion expected in the second quarter of 2005. If Clover Leaf Bank requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available. At September 30, 2004, approximately $33.8 million of time deposits were scheduled to mature within one year. We expect that substantially all of these time deposits either will be renewed upon maturity or will be placed in money market accounts at Clover Leaf Bank. Clover Leaf Bank intends to sell a greater percentage of its residential real estate loan originations, which will provide additional liquidity.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                                                       TOTAL NUMBER OF
                                                                     SHARES PURCHASED AS      MAXIMUM NUMBER OF
                                       TOTAL NUMBER     AVERAGE        PART OF PUBLICLY      SHARES THAT MAY YET
                                        OF SHARES      PRICE PAID     ANNOUNCED PLANS OR     BE PURCHASED UNDER
                                        PURCHASED      PER SHARE           PROGRAMS         THE PLANS OR PROGRAMS
                                      ------------    ------------   ---------------------  -----------------------
  July 1, 2004 to
       July 31, 2004............            -               -                  -                       -
  August 1, 2004 to
      August  31, 2004..........            -               -                  -                       -
  September 1, 2004 to
      September 30, 2004........            -               -                  -                       -
                                      ------------    ------------   ---------------------  -----------------------
       Total....................            -               -                  -
                                      ============    ============   =====================  =======================

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



                                               CLOVER LEAF FINANCIAL CORP.
                                          -----------------------------------
                                                     (Registrant)


DATE: November 12, 2004                    By: /s/ Dennis M. Terry
------------------------                       -------------------
                                                Dennis M. Terry
                                                President and Chief
                                                Executive Officer



DATE: November 12, 2004                    By: /s/ Darlene F. McDonald
------------------------                       -----------------------
                                                Darlene F. McDonald
                                                Senior Vice President and
                                                Treasurer (Principal Financial
                                                And Accounting Officer)